Form 10-Q
period 1996-03-31
COUNTY BANK CORP
filed 1996-05-14
CIK 830480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C 20549

 x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
- - ---       THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarter Ended March 31, 1996
                Commission file number: 0-17482

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
- - ---       THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ________ to ________


                                County Bank Corp
                            Michigan EIN 38-0746239
                     83 W. Nepessing St., Lapeer, MI 48446
                                 (313) 664-2977

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X       No
        -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.

There are 593,236 shares of common stock ($5.00 par value) outstanding as of March 31, 1996.

                                COUNTY BANK CORP

                                   FORM 10-Q

                      For the Quarter Ended March 31, 1996

                                     INDEX


PART I: FINANCIAL INFORMATION                                           PAGE

        Item 1. Financial Statements
                .  Introduction-                                          2

                .  Balance Sheets-                                        3
                At March 31, 1996 and December 31, 1995

                .  Statements of Income-                                  4
                For the three months ended March 31, 1996 and 1995

                .  Statement of Cash Flows-                               5
                For the three months ended March 31, 1996 and 1995

        Item 2. Management's Discussion and Analysis of Financial       6-7
                Condition and Results of Operations

PART II: OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K                          8


All items except those set forth above are inapplicable and have been omitted.


SIGNATURES                                                                9

Part I - Financial Information

Item I - Financial Statements

Introduction to Financial Statements

The consolidated financial statements of County Bank Corp and subsidiary, Lapeer County Bank & Trust Co., have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with financial statements and the notes thereto included in County Bank Corp's form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1995.

The financial information presented reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the year.

CONSOLIDATED STATEMENTS
BALANCE SHEETS (in thousands)                     MARCH 31      DECEMBER 31
                                                    1996           1995
                                                  --------      -----------
ASSETS
Cash and due from banks ........................     8,004          8,027
Investment securities available for sale .......    13,919         14,371
Investment securities held to maturity ..........   31,978         33,793
                                                   -------        -------
  Total investment securities ..................    45,897         48,164
Federal funds sold .............................     6,200          5,050
Loans ..........................................   107,036        105,349
  Less: Reserve for possible loan losses .......     1,692          1,687
                                                   -------        -------
    Net loans ..................................   105,344        103,662
Bank premises & equipment ......................     2,793          2,655
Interest receivable and other assets ...........     2,400          2,319
                                                   -------        -------
    TOTAL ASSETS ...............................   170,638        169,877
                                                   =======        =======

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Demand .......................................    62,554         61,531
  Savings ......................................    42,286         42,621
  Time .........................................    46,247         46,736
                                                   -------        -------
    Total deposits .............................   151,087        150,888
Interest payable and other liabilities .........     1,338          1,269
                                                   -------        -------
    TOTAL LIABILITIES ..........................   152,425        152,157

STOCKHOLDERS' EQUITY
Common stock-$5.00 par value, 1,200,000 shares
  authorized, 593,236 shares outstanding in
  1996 and 296,618 shares outstanding in 1995...     2,966          2,966
Surplus ........................................     8,634          8,634
Undivided profits ..............................     6,289          5,810
Unrealized losses on securities available for
  sale .........................................       324            310
                                                   -------        -------
    TOTAL STOCKHOLDERS' EQUITY .................    18,213         17,720
                                                   -------        -------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..   170,638        169,877
                                                   =======        =======

CONSOLIDATED INCOME STATEMENTS
(in thousands)

                                                        THREE MONTHS
                                                           ENDED
                                                          MARCH 31
                                                        1996    1995
                                                        -----   -----
INTEREST INCOME
Interest and fees on loans ..........................   2,292   2,133
Interest on investment securities:                        689     767
Interest on Federal funds sold ......................      68      21
                                                        -----   -----
    TOTAL INTEREST INCOME ...........................   3,049   2,921
INTEREST EXPENSE
  Demand deposits ...................................     274     176
  Savings deposits ..................................     305     335
  Time deposits .....................................     601     584
  Borrowed funds ....................................       0       5
                                                        -----   -----
    TOTAL INTEREST EXPENSE ..........................   1,180   1,100
                                                        -----   -----
NET INTEREST INCOME .................................   1,869   1,821
Provision for possible loan losses ..................      30      30
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES..   1,839   1,791
OTHER INCOME
Service fees on loan and deposit accounts ...........     277     265
Other ...............................................     203     184
                                                        -----   -----
    TOTAL OTHER INCOME ..............................     480     449
OTHER EXPENSES
Salaries and employee benefits ......................     874     795
Net occupancy expense ...............................     191     209
Other ...............................................     397     442
                                                        -----   -----
    TOTAL OTHER EXPENSE .............................   1,462   1,446
                                                        -----   -----
INCOME BEFORE PROVISION FOR FEDERAL INCOME TAX ......     857     794
Provision for Federal income tax ....................     230     201
                                                        -----   -----
NET INCOME ..........................................     627     593
                                                        =====   =====

EARNINGS PER SHARE
Net Income ..........................................    1.06    1.00
Cash Dividend Declared ..............................    0.25    0.21

STATEMENT OF CASH FLOWS
(in thousands)

                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                                         1996    1995
                                                        ------  ------
Cash flows from operating activities
Net income ..........................................      627     593
Adjustments to reconcile net income to net cash
  provided from operating activities:
Depreciation and amortization .......................      115      88
Provision for loan losses ...........................       30      30
Net amortization and accretion of securities ........       51      83
Deferred income taxes ...............................        0       0
Net gain on sale of investment securities ...........        0       0
(Gain) loss on other real estate owned ..............        0      (2)
Net change in accrued interest receivable ...........     (266)   (373)
Net change in accrued interest payable and other ....       69     146
                                                        ------  ------
Net cash provided by operating activities ...........      626     565
                                                        ------  ------
Cash flows from investing activities
Proceeds from sale of investment securities: AFS ....        0       0
Proceeds from maturities of investment
  securities: AFS ...................................    1,421   1,148
Proceeds from maturities of investment
  securities: HTM ...................................    1,815     728
Purchase of investment securities: AFS ..............   (1,020)      0
Purchase of investment securities: HTM ..............        0  (1,507)
Net (increase) decrease in loans ....................   (1,730)   (955)
Proceeds from the sale of Other Real Estate .........      185       2
Premises and equipment expenditures .................     (221)   (101)
                                                        ------  ------

Net Cash provided from (used in) investing
  activities ........................................      450    (685)
                                                        ------  ------
Cash flows from financing activities
Net increase (decrease) in interest bearing
  and non-interest bearing demand accounts ..........    1,023  (3,710)
Net decrease in savings and time deposits ...........     (824)   (884)
Cash dividends paid .................................     (148)   (122)
                                                        ------  ------

Net Cash provided from (used in) financing
  activities ........................................       51  (4,716)
                                                        ------  ------

Net increase (decrease) in cash and equivalents .....    1,127  (4,836)
Cash and equivalents at beginning of year               13,077  12,422
                                                        ------  ------

Cash and equivalents at end of period                   14,204   7,586
                                                        ======  ======

Cash paid for:
Interest ............................................    1,181   1,097
Income taxes ........................................      241      31

Item 2. Management's Discussion and Analysis of Financial Condition and the Results of Operations

This discussion primarily applies to Lapeer County Bank & Trust Co. (the Bank), the wholly owned subsidiary and sole asset of County Bank Corp (the Corporation)

Financial Condition

The loans to deposits ratio reached 70.9% at the end of the first quarter of 1996. This increased from 65% at fourth quarter 95. Mortgages increased to 25.4% of the loan portfolio from 23.4% during the fourth quarter 95 and 21.4% at the first quarter of 1995. Mortgages grew 10.6% during the first quarter of 1996. Mortgages increased 28.9% over mortgage balances one year ago. Consumer loans and commercial loans declined slightly from year end balances. The Bank normally experiences limited or negative growth in loans during the first quarter. Commercial loans grew 7.7% over first quarter 1995 balances. Consumer loans decreased 4.6% from March 31, 1995 balances, however, consumer loans posted unusually high growth of 16.1% in 1995.

Deposits continue to flow toward demand and interest-bearing demand accounts. Interest-bearing demand accounts have grown 5.7% during the fourth quarter of 1995 due primarily to continued increases in the Choice account product. Demand deposits dropped 3.4% for fourth quarter 1995 levels, but they remain 15.1% above balances for the first quarter of 1995. Time deposits continue to decline as customers seek liquidity and return.

Results of Operations

The interest spread for the first quarter tightened to 4.15% from 4.24% in the fourth quarter of 1995 and 4.31% for the first quarter of 1995. Interest margin as a percentage of average assets declined to 4.68% during the first quarter of 1996 from 4.79% in the fourth quarter of 1995 and 4.75% in the first quarter of 1995. Interest margin remains relatively strong due to the increased loans to deposits ratio. Non-interest income and non-interest expense ratios remain at levels within historical parameters for the Bank. However, other expense is below first quarter levels because the Bank posted only minimal levels of FDIC premium expense.

Capital

The Bank continues to retain earnings to increase capital. The moderate growth in total assets contributes to the increasing capital ratios.

Risk

Past due and non-performing loan ratios increased slightly for the first quarter of 1996. However, these ratios remain at historically low levels. The Reserve for loan losses to gross loans ratios remains very strong. The adequacy of the loan loss reserve is calculated based on historical experience and specific allocations for problem credits. The excess reserve based on this calculation is $1,389,000 at the end of the first quarter of 1996.

Rate risk continues to be controllable with a rate sensitivity of (4.0%) at six months and (.3%) at twelve months. This means the bank will be repricing liabilities more quickly than loans during these periods. Maturing deposits that are priced at or slightly below current rates. In a stable or slightly increasing rate environment, the Bank will experience increased pressure on the interest margin.

Part II.

Item 6. Exhibits and Reports on Form 8-K.

        A)  Not Applicable

        B) A Form 8-K has not been filed during the three months ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COUNTY BANK CORP

Date May 10, 1996

                                        Joseph H. Black
                                        ---------------------------------
                                        Joseph H. Black, Treasurer

                                 Exhibit Index

Exhibit No.     Description
- - -----------     -----------
     27         Financial Data Schedule