Form 10-Q
period 1996-06-30
COUNTY BANK CORP
filed 1996-08-14
CIK 830480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            _x_  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended June 30, 1996
                         Commission file number: 0-17482

           ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____


                                County Bank Corp
                           Michigan EIN 38-0746239
                     83 W. Nepessing St., Lapeer, MI 48446
                                (810) 664-2977


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_  No___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.

There are 593,236 shares of common stock ($5.00 par value) outstanding as of June 30, 1996.

                                COUNTY BANK CORP

                                   FORM 10-Q

                      For the Quarter Ended June 30, 1996

                                     INDEX


PART I: FINANCIAL INFORMATION                                        PAGE

 Item 1. Financial Statements                                          2
   Introduction-

   Balance Sheets-                                                     3
   At June 30, 1996 and December 31, 1995

   Statements of Income-                                               4
   For the three months and six months ended June 30, 1996 and 1995

   Statement of Cash Flows-                                            5
   For the three months and six months ended June 30, 1996 and 1995

 Item 2.  Management's Discussion and Analysis of                      6-7
   Financial Condition and Results of Operations

PART II:  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                             8

All items except those set forth above are inapplicable and have been omitted

SIGNATURES                                                             9


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

CONSOLIDATED STATEMENTS
BALANCE SHEETS (In thousands)

                                                              JUNE 30      DECEMBER 31
                                                                1996           1995

ASSETS
Cash and due from banks  . . . . . . . . . . . . . . . . . .    8,945          8,027
Investment securities available for sale . . . . . . . . . .   16,487         14,371
Investment securities held to maturity . . . . . . . . . . .   31,079         33,793
                                                              -------        -------
  Total investment securities  . . . . . . . . . . . . . . .   47,566         48,164
Federal funds sold . . . . . . . . . . . . . . . . . . . . .    4,650          5,050
Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . .  109,071        105,349
  Less: Reserve for possible loan losses . . . . . . . . . .    1,739          1,687
                                                              -------        -------
    Net loans  . . . . . . . . . . . . . . . . . . . . . . .  107,332        103,662
Bank premises & equipment  . . . . . . . . . . . . . . . . .    2,743          2,655
Interest receivable and other assets . . . . . . . . . . . .    2,307          2,319
                                                              -------        -------
  TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . .  173,543        169,877
                                                              =======        =======

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Demand . . . . . . . . . . . . . . . . . . . . . . . . . .   65,875         61,531
  Savings  . . . . . . . . . . . . . . . . . . . . . . . . .   41,857         42,621
  Time . . . . . . . . . . . . . . . . . . . . . . . . . . .   45,729         46,736
                                                              -------        -------
    Total deposits . . . . . . . . . . . . . . . . . . . . .  153,461        150,888
Interest payable and other liabilities . . . . . . . . . . .    1,330          1,269
                                                              -------        -------

  TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . .  154,791        152,157

STOCKHOLDERS' EQUITY
Common stock-$5.00 par value, 600,000 shares authorized,
  296,618 shares outstanding . . . . . . . . . . . . . . . .    2,966          2,966
Surplus  . . . . . . . . . . . . . . . . . . . . . . . . . .    8,634          8,634
Undivided profits  . . . . . . . . . . . . . . . . . . . . .    6,988          5,810
Unrealized losses on securities available for sale   . . . .      164            310
                                                              -------        -------
  TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . .   18,752         17,720
                                                              -------        -------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . .  173,543        169,877
                                                              =======        =======

CONSOLIDATED INCOME STATEMENTS
(In thousands)

                                                                          THREE MONTHS                   FOR THE SIX MONTHS
                                                                              ENDED                            ENDED
                                                                             JUNE 30                          JUNE 30

INTEREST INCOME                                                         1996            1995            1996            1995

Interest and fees on loans......................................        2,344           2,189           4,636           4,322
Interest on investment securities:                                        678             766           1,367           1,533
Interest on Federal funds sold..................................           83              41             151              62
                                                                        -----           -----           -----           -----
   TOTAL INTEREST INCOME........................................        3,105           2,996           6,154           5,917

INTEREST EXPENSE
  Demand deposits...............................................          288             205             562             381
  Savings deposits..............................................          308             338             613             673
  Time deposits.................................................          583             621           1,184           1,205
  Borrowed funds................................................            1               2               1               7
                                                                        -----           -----           -----           -----
    TOTAL INTEREST EXPENSE......................................        1,180           1,166           2,360           2,266
                                                                        -----           -----           -----           -----
NET INTEREST INCOME.............................................        1,925           1,830           3,794           3,651
Provision for possible loan losses..............................           30              30              60              60
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES.....................................        1,895           1,800           3,734           3,591
OTHER INCOME
Service fees and loan and deposit accounts......................          288             274             565             539
Other...........................................................          423             189             626             373
                                                                        -----           -----
    TOTAL OTHER INCOME..........................................          711             463           1,191             912
OTHER EXPENSES
Salaries and employee benefits..................................          855             766           1,729           1,561
Net occupancy expense...........................................          194             195             385             404
Other...........................................................          366             461             763             903
                                                                        -----           -----           -----           -----
    TOTAL OTHER EXPENSE.........................................        1,415           1,422           2,877           2,868
                                                                        -----           -----           -----           -----
INCOME BEFORE PROVISION FOR
  FEDERAL INCOME TAX............................................        1,191             841           2,048           1,635
Provision for Federal income tax................................          343             222             573             423
                                                                        -----           -----           -----           -----
NET INCOME......................................................          848             619           1,475           1,212
                                                                        =====           =====           =====           =====
EARNINGS PER SHARE
Net Income......................................................        $1.43           $1.04           $2.49           $2.04
Cash Dividend Declared..........................................        $0.25           $0.20           $0.50           $0.41



STATEMENT OF CASH FLOWS
(in thousands)

                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                    JUNE 30                         JUNE 30
                                                                1996        1995                1996       1995
Cash flows from operating activities
Net income . . . . . . . . . . . . . . . . . . . . . . . .         848         619               1,475      1,212
Adjustments to reconcile net income to net
 cash provided from operating activities:
Depreciation and amortization  . . . . . . . . . . . . . .         100         107                 215        195
Provision for loan losses  . . . . . . . . . . . . . . . .          30          30                  60         60
Net amortization and accretion of securities   . . . . . .          83          75                 134        158
Deferred income taxes  . . . . . . . . . . . . . . . . . .           0           0                   0          0
Net gain on sale of investment securities  . . . . . . . .           0           0                   0          0
(Gain) loss on other real estate owned   . . . . . . . . .          (7)          0                  (7)        (2)
Net change in accrued interest receivable  . . . . . . . .         152         178                (114)      (195)
Net change in accrued interest payable and other . . . . .          68        (221)                137        (75)
                                                                ------      ------              ------     ------

Net cash provided by operating activities  . . . . . . . .       1,274         788               1,900      1,353
                                                                ------      ------              ------     ------

Cash flows from investing activities
Proceeds from sale of investment securities: AFS . . . . .           0           0                   0          0
Proceeds from maturities of investment securities: AFS . .         262       2,211               1,683      3,359
Proceeds from maturities of investment securities: HTM . .       2,099       1,031               3,914      1,759
Purchase of investment securities: AFS . . . . . . . . . .      (3,000)          0              (4,020)         0
Purchase of investment securities: HTM . . . . . . . . . .      (1,334)          0              (1,334)    (1,507)
Net (increase) decrease in loans   . . . . . . . . . . . .      (2,142)     (2,669)             (3,872)    (3,624)
Proceeds from the sale of Other Real Estate  . . . . . . .          39           0                 224          2
Premises and equipment expenditures  . . . . . . . . . . .         (32)       (265)               (253)      (366)
                                                                ------      ------              ------     ------

Net Cash provided from (used in) investing activities  . .      (4,108)        308              (3,658)      (377)
                                                                ------      ------              ------     ------

Cash flows from financing activities
Net increase (decrease) in interest bearing
 and non-interest bearing demand accounts  . . . . . . . .       3,321       5,349               4,344      1,639
Net increase (decrease) in savings and time deposits . . .        (947)     (2,535)             (1,771)    (3,419)
Cash dividends paid  . . . . . . . . . . . . . . . . . . .        (149)       (121)               (297)      (243)
                                                                ------      ------              ------     ------

Net Cash provided from (used in) financing activities  . .       2,225       2,693               2,276     (2,023)
                                                                ------      ------              ------     ------

Net increase (decrease) in cash and equivalents  . . . . .        (609)      3,789                 518     (1,047)
Cash and equivalents at beginning of year  . . . . . . . .      14,204       7,586              13,077     12,422
                                                                ------      ------              ------     ------

Cash and equivalents at end of period  . . . . . . . . . .      13,595      11,375              13,595     11,375
                                                                ======      ======              ======     ======

Cash paid for:
Interest   . . . . . . . . . . . . . . . . . . . . . . . .       1,180       1,153               2,361      2,250
Income taxes . . . . . . . . . . . . . . . . . . . . . . .         241         221                 482        442


Item 2. Management's Discussion and Analysis of Financial Condition and the Results of Operations

This discussion primarily applies to Lapeer County Bank & Trust Co. (the Bank), the wholly owned subsidiary and sole asset of County Bank Corp (the Corporation)

Financial Condition

The loans to deposits ratio reached 71.07% at the end of the second quarter of 1996, an increase from 65% on December 31, 1995. Mortgages increased to 26.9% of the loan portfolio from 23.4% during the fourth quarter 95 and 25.4% during the first quarter of 1996. Mortgages grew 19.2% during the first two quarters of 1996. Consumer loans and commercial loans declined slightly from year end balances. However, consumer loans have increased slightly from first quarter 1996 balances. Commercial loans grew 2.6% over second quarter 1995 balances.

Deposits continue to flow toward demand and interest-bearing demand accounts. Interest-bearing demand accounts grew 10.3% since the fourth quarter of 1995 due primarily to continued increases in the Choice account product. Demand deposits grew 3.1% from fourth quarter 1995 levels after dropping 3.4% during the first quarter of 1996. Time deposits continue to decline as customers seek liquidity and return.

Results of Operations

The interest spread for the second quarter was 4.20% following a 4.15% spread in the first quarter of 1996. Interest margin as a percentage of average assets declined to 4.71% during the first quarter of 1996 from 4.68% in the first quarter of 1996. Interest margin remains relatively strong due to the increased loans to deposits ratio (71.1% on June 30, 1996). Non-interest expense ratios remain at levels within historical parameters for the Bank. Non-interest income increased $212,000 as a result of the full repayment of a loan that was previously in non-accrual status. The loan repayment was unexpected and the increase was a result of a deferred credit posted when the loan was initially rewritten and placed back in accrual status. Net income reached 1.97% of average assets for the quarter.

Capital

The Bank continues to retain earnings to increase capital. The moderate growth in total assets contributes to the increasing capital ratios.

Risk

Past due and non-performing loan ratios improved during the second quarter of 1996. These ratios remain at historically low levels. The Reserve for loan losses to gross loans ratios remains very strong. The adequacy of the loan loss reserve is calculated based on historical experience and specific allocations for problem credits. The excess reserve based on this calculation is

$1,416,000 at the end of the first quarter of 1996, an increase from $1,392,000 on December 31, 1995.

Rate risk continues to be controllable with a rate sensitivity of (5.80%) at six months. This means the bank will be repricing liabilities more quickly than loans during the next six months. Maturing deposits are priced at or slightly below current rates. In a stable or slightly increasing rate environment, the Bank will experience increased pressure on the interest margin.

Part II.

Item 6.  Exhibits and Reports on Form 8-K.

   A)  Not Applicable

   B)  A Form 8-K has not been filed during the six months ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COUNTY BANK CORP
Date August 12, 1995
                                   Joseph H. Black
                                   -------------------------------------
                                   Joseph H. Black, Treasurer