Form 10-Q
period 1996-09-30
COUNTY BANK CORP
filed 1996-11-13
CIK 830480

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

        _x_      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarter Ended September 30, 1996
                       Commission file number: 0-17482

        ___    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from______ to______


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

Yes__X__  No_____



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.

There are 593,236 shares of common stock ($5.00 par value) outstanding as of September 30, 1996.

                              COUNTY BANK CORP

                                  FORM 10-Q

                  For the Quarter Ended September 30, 1996

                                    INDEX



PART I: FINANCIAL INFORMATION                                                         PAGE
  Item 1.  Financial Statements                                                         2
     . Introduction-

     . Balance Sheets -                                                                 3
     At September 30, 1996 and December 31, 1995

     . Statements of Income -                                                           4
     For the three months and nine months ended September 30, 1996 and 1995

     . Statement of Cash Flows -                                                        5
     For the three months and nine months ended September 30, 1996 and 1995

  Item 2.  Management's Discussion and Analysis of                                      6
     Financial Condition and Results of Operations

PART II: OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K                                            7


All items except those set forth above are inapplicable and have been omitted.


SIGNATURES                                                                              8


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

The financial information presented reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of mangement, necessary for a fair statement of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the year.

CONSOLIDATED STATEMENTS

BALANCE SHEETS (in thousands)                                                  SEPTEMBER 30        DECEMBER 31
                                                                                  1996                1995
ASSETS
Cash and due from banks...................................................            8,615               8,027
Investment securities available for sale..................................           16,636              14,371
Investment securities held to maturity....................................           30,652              33,793
                                                                            ---------------     ---------------
    Total investment securities...........................................           47,288              48,164
Federal funds sold .......................................................              350               5,050
Loans.....................................................................          115,158             105,349
   Less: Reserve for possible loan losses.................................            1,797               1,687
                                                                            ---------------     ---------------
      Net loans...........................................................          113,361             103,662
Bank premises & equipment.................................................            2,689               2,655
Interest receivable and other assets......................................            2,463               2,319
                                                                            ---------------     ---------------
   TOTAL ASSETS...........................................................          174,766             169,877
                                                                            ===============     ===============
LIABILITIES & STOCKHOLDERS' EQUITY


LIABILITIES
Deposits:
   Demand.................................................................           66,782              61,531
   Savings................................................................           41,073              42,621
   Time ..................................................................           46,216              46,736
                                                                            ---------------     ---------------
     Total deposits.......................................................          154,071             150,888
Interest payable and other liabilities....................................            1,343               1,269
                                                                            ---------------     ---------------

   TOTAL LIABILITIES......................................................          155,414             152,157
STOCKHOLDERS' EQUITY
Common stock-$5.00 par value, 1,200,000 shares authorized and
 593,236 shares outstanding in 1996, 600,000 shares authorized and
296,618 shares outstanding in 1995........................................            2,966               2,966
Surplus...................................................................            8,634               8,634
Undivided profits.........................................................            7,570               5,810
Unrealized gains on securities available for sale                                       182                 310
                                                                            ---------------     ---------------
   TOTAL STOCKHOLDERS' EQUITY.............................................           19,352              17,720
                                                                            ---------------     ---------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................          174,766             169,877
                                                                            ===============     ===============

CONSOLIDATED INCOME STATEMENTS

(in thousands)                                                 THREE MONTHS              FOR THE NINE MONTHS
                                                                   ENDED                        ENDED
                                                                SEPTEMBER 30                 SEPTEMBER 30
INTEREST INCOME                                              1996         1995             1996        1995
Interest and fees on loans............................      2,441         2,303           7,077        6,625
Interest on investment securities:                            723           738           2,090        2,271
Interest on Federal funds sold........................         49            36             200           98
                                                        ---------   -----------     -----------   ----------
      TOTAL INTEREST INCOME...........................      3,213         3,077           9,367        8,994
INTEREST EXPENSE
   Demand deposits....................................        319           234             881          613
   Savings deposits...................................        305           317             918          992
   Time deposits......................................        599           646           1,783        1,851
   Borrowed funds.....................................          0             1               1            8
                                                        ---------   -----------     -----------   ----------
      TOTAL INTEREST EXPENSE..........................      1,223         1,198           3,583        3,464
                                                        ---------   -----------     -----------   ----------
NET INTEREST INCOME...................................      1,990         1,879           5,784        5,530
Provision for possible loan losses....................         30            30              90           90
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES..........................      1,960         1,849           5,694        5,440
OTHER INCOME
Service fees on loan and deposit accounts.............        281           280             846          819
Other.................................................        207           184             833          557
                                                        ---------   -----------     -----------   ----------
      TOTAL OTHER INCOME..............................        488           464           1,679        1,376
OTHER EXPENSES
Salaries and employee benefits........................        857           803           2,586        2,364
Net occupancy expense.................................        189           208             574          612
Other.................................................        395           343           1,158        1,246
                                                        ---------   -----------     -----------   ----------
      TOTAL OTHER EXPENSE.............................      1,441         1,354           4,318        4,222
                                                        ---------   -----------     -----------   ----------

INCOME BEFORE PROVISION FOR
   FEDERAL INCOME TAX.................................      1,007           959           3,055        2,594
Provision for Federal income tax......................        277           258             850          682
                                                        ---------   -----------     -----------   ----------
NET INCOME............................................        730           701           2,205        1,912
                                                        =========   ===========     ===========   ==========

EARNINGS PER SHARE
Net Income............................................      $1.23         $1.18           $3.72        $3.22
Cash Dividend Declared................................      $0.25         $0.23           $0.75        $0.64


STATEMENT OF CASH FLOWS                                                THREE MONTHS ENDED            NINE MONTHS ENDED
(in thousands)                                                             SEPTEMBER 30                 SEPTEMBER 30
                                                                       1996            1995          1996            1995
Cash flows from operating activities
Net income...................................................            730            701          2,205         1,912
Adjustments to reconcile net income to net
  cash provided from operating activities:
Depreciation and amortization................................             61             92            276           288
Provision for loan losses....................................             30             30             90            90
Net amortization and accretion of securities.................             14             75            148           233
Deferred income taxes........................................              0              0              0             0
Net gain on sale of investment securities....................              0              0              0             0
(Gain) loss on other real estate owned.......................             (5)             0            (12)           (2)
Net change in accrued interest receivable....................           (209)          (188)          (323)         (383)
Net change in accrued interest payable and other.............            (63)           126             74            51
                                                                ------------   ------------   ------------   -----------

Net cash provided by operating activities....................            558            836          2,458         2,189
                                                                ------------   ------------   ------------   -----------

Cash flows from investing activities
Proceeds from sale of investment securities: AFS.............              0              0              0             0
Proceeds from maturities of investment securities: AFS.......             72            132          1,755         3,491
Proceeds from maturities of investment securities: HTM.......          2,060            721          5,974         2,480
Purchase of investment securities: AFS.......................           (195)             0         (4,215)            0
Purchase of investment securities: HTM.......................         (1,499)             0         (2,833)       (1,507)
Net (increase) decrease in loans.............................         (6,113)        (1,988)        (9,985)       (5,612)
Proceeds from the sale of Other Real Estate..................             54              0            278             2
Premises and equipment expenditures..........................            (29)          (116)          (282)         (482)
                                                                ------------   ------------   ------------   -----------

Net Cash provided from (used in) investing activities                 (5,650)        (1,251)        (9,308)       (1,628)
                                                                ------------   ------------   ------------   -----------

Cash flows from financing activities
Net increase (decrease) in interest bearing
  and non-interest bearing demand accounts...................            907          2,178          5,251         3,817
Net increase (decrease) in savings and time deposits.........           (297)        (2,553)        (2,068)       (5,972)
Cash dividends paid..........................................           (148)          (134)          (445)         (377)
                                                                ------------   ------------   ------------   -----------

Net Cash provided from (used in)financing activities.........            462           (509)         2,738        (2,532)
                                                                ------------   ------------   ------------   -----------


Net increase (decrease) in cash and equivalents..............         (4,630)          (924)        (4,112)       (1,971)
Cash and equivalents at beginning of year                             13,595         11,375         13,077        12,422
                                                                ------------   ------------   ------------   -----------

Cash and equivalents at end of period                                  8,965         10,451          8,965        10,451
                                                                ============   ============   ============   ===========

Cash paid for:
Interest.....................................................          1,222          1,198          3,583         3,464
Income taxes.................................................            408            241            890           683


Item 2. Management's Discussion and Analysis of Financial Condition and the Results of Operation.

This discussion primarily relates to Lapeer County Bank & Trust Co. (the Bank), the wholly owned subsidiary and sole asset of the Corporation.

Financial Condition

Loan continued strong growth in the third quarter. Net increases in loans were $6,113,000 of $9,985,000 net increases in loan for the nine months ended September 30, 1996. The loan to deposits ratio was 74.8% on September 30, 1996. During the third quarter growth was funded by a net decrease in the securities portfolio of $462,000, net increases in deposits of $610,000, cash provided by operating activities of $558,000 and decreases of cash and cash equivalents of $4,630,000. For the nine months ended September 30, 1996, cash and cash equivalents declined $4,112,000 to fund the loan growth.

Results of Operations

Net interest income on a Federal Tax Equivalent (FTE) basis reached 4.83% of average assets during the third quarter. Net income to average assets was 1.66% for the quarter. The improvement of net interest income to average assets from 4.73% in the second quarter was a result of the increased loans to deposits ratio as rates remained relatively stable. The interest spread changed from 4.20% (FTE) in the second quarter to 4.22% (FTE) in the third quarter. Provision for loan losses remained at .07% of average asset during the quarter. Other income was 1.12% of average assets, and Other expense was 3.08% of average assets.

Capital

The Bank continues to retain earnings to increase capital. The moderate growth in total assets contributes to increasing capital ratios.

Risk

Past due and non-performing loans ratios remain at low levels. Loans past due 90 days or more and still accruing totaled .03% of gross loans on September 30, 1996. On the same date, total non-performing loans totaled .44% of gross loans. The Bank's Total Risk Based Capital Ratio was 19.7%, and the Tier 1 Risk Based Capital Ratio was 18.2%.

Interest rate risk increased slightly based on the Bank's gap model. Increases in loans that are less price sensitive than the cash equivalent assets they are replacing resulted in increases in the Bank's liability sensitive position.
The level of risk is considered manageable and is within the Bank's expectations and policies.

Part II.

Item 6.  Exhibits and Reports on Form 8-K.

      A) Not Applicable

      B) A Form 8-K has not been filed during the nine months ended September 30, 1996.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         COUNTY BANK CORP

Date November 11, 1996
                                        /s/ Joseph H. Black
                                        -------------------------------------
                                        Joseph H. Black, Treasurer

                                Exhibit Index
                                -------------


Exhibit No.             Description
-----------             -----------
    27                  Financial Data Schedule
