Form 10-K
period 1996-12-31
COUNTY BANK CORP
filed 1997-03-31
CIK 830480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

            x       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           ---
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                        Commission file number: 0-17482

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          ---
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from       to
                                               -------  ------

                                County Bank Corp
                           Michigan   EIN 38-0746239
                     83 W. Nepessing St., Lapeer, MI 48446
                                 (810) 664-2977

        '      Securities registered pursuant to Section 12(b) of the Act: None

               Securities registered pursuant to Section 12 (g) of the Act:

                   1,200,000 shares, Common Stock, $5.00 par value

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was re- quired to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X    No
             -----    -----


          The aggregate market value of the voting stock held by nonaffiliates of the registrant was $22,706,623.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date.

          There are 593,236 shares of common stock ($5.00 par value) outstanding as of December 31, 1996.

          The following documents are incorporated into the 10-K by reference:

          The Annual Report to Shareholders, December 31, 1996, Part I, Part II.

          Proxy Statement dated March 19, 1997, Part III.

FORM 10K

ITEM 1.  BUSINESS

County Bank Corp, a one bank holding company, was formed on January 3, 1989 by converting and exchanging, except for the shares of dissenting shareholders, each share of Lapeer County Bank & Trust Co. (the Bank) into one share of County Bank Corp (the Corporation). As a result, the Corporation became the sole shareholder and parent of the Bank.

The Bank was chartered in 1902, is headquartered in Lapeer, MI., and serves all of Lapeer County (the County) and portions of surrounding counties. Lapeer has an approximate population of 6,500 people, while the County has in excess of 75,000 people. Lapeer is located 60 miles north of metropolitan Detroit, the largest city in Michigan, 30 miles north of Pontiac, MI., and 20 miles east of Flint, MI.

The Corporation serves the County through the subsidiary Bank at seven locations. The main office is located at 83 W. Nepessing St., in downtown Lapeer. A drive-in location is located at the corner of Pine St. and Clay St., across from the main office. A full service office is located in the south end of Lapeer at 637 south M-24. Attica Township is served by a full service Attica Office located at 4515 Imlay City Rd. Full service offices are located in Elba Township at 5508 Davison Road and in Metamora Township on M-24, south of Lapeer. Two Automated Teller Machines are installed at offsite locations. One is located inside Lapeer Regional Hospital, 1375 N. Main St., Lapeer, and the other is located inside Lapeer Food Center, 873 S. Main St., Lapeer. The Bank opened a full service branch located in a grocery store at Bryan's Market, 6002 N. Lapeer Rd., North Branch, MI.

The Corporation offers commercial banking services through the Bank at the main office and the six branches throughout the County. The customer base extends to all sections of the County and includes all segments of the population, including individuals, retail businesses, farming operations, and industrial plants. This locally-owned full service bank offers all traditional deposit and loan services. The Trust department, with full trust powers, is in its third decade of providing customers with employee benefit plans, estate planning services, and complete trust services.

The Corporation faces substantial competition for financial services. Our chief competitor is First of America Bank-Southeast, which has six branches throughout the County. During 1993, Independent Bank Corp of Ionia, MI. acquired Pioneer Bank and Kingston Bank which operate three locations in the Bank's market area. NBD Bank, NA has a branch office north of the city limits of Lapeer. Citizens Commercial and Savings Bank of Flint also has a branch in the County. Tri-County Bank has offices in Imlay City and Almont. There are two offices of Citizen's Federal Savings and Loan. The County is served by two credit unions, Lapeer County School Employees Credit Union and the Lapeer County Community Credit Union. There are three securities brokers, First of Michigan Corp., Paine Webber & Co., and Edward D. Jones & Co. A number of other securities brokers serve the County through Flint offices. Comerica Bank operates a Comerimart branch in a local grocery store.

The Corporation is regulated as a bank holding company by the Board of Governors of the Federal Reserve System pursuant to the terms of the Bank Holding Company Act of 1956. This act requires the approval of the Federal Reserve Board before the Corporation may acquire or merge with any other banking institution, limits the activities that the Corporation may engage in to activities so closely related to banking or managing or controlling banks as to be a proper incident thereto, and prohibits the Corporation from acquiring an interest in a bank located outside the state in which

County Bank Corp 1996 10-K                                          Page 1
the operations of its subsidiaries are principally conducted, unless such acquisition is specifically authorized by the state in which the acquired bank is located. In November 1985, the State of Michigan passed legislation to allow interstate banking with neighboring states which also have laws that permit interstate banking. The Corporation is obligated to comply with the regulations of the Securities and Exchange Commission. As a state member institution, the Bank is obligated to comply with the regulations of the Federal Reserve Board and the regulations of the Financial Institutions Bureau (FIB) of the State of Michigan. The Financial Institutions Bureau of the State of Michigan has the authority to examine and regulate the Bank and works closely with the Federal Reserve Bank of Chicago coordinating alternate examinations of the Bank. The FIB has the authority to issue cease and desist orders against unsafe and unsound banking practices, and the authority to close a bank in the event it should become insolvent. In addition, the Bank's business is directly affected by the monetary policies of the Board of Governors of the Federal Reserve System. The Bank's deposits are insured by the Federal Deposit Insurance Corporation.

The Federal Deposit Insurance Corporation Improvement Act of 1991 creates a new statutory framework that applies to every insured depository institution a system of supervisory actions indexed to the capital level of the individual institution. The purpose of the statutory provision is to resolve the problems of insured depository institutions at the least possible long term loss to the deposit insurance fund. Five capital categories have been established from well capitalized to critically undercapitalized. Each category below well capitalized brings an increasing number of supervisory actions intended to strengthen the institution. These actions range from limitations on the acceptance of brokered deposits to requiring dismissal of management, divestiture of institutions by the parent, approval of capital distributions, and more. In addition, regulatory authority is expanded by the development of operating and management standards, review of executive compensation, increased accounting principles, and increased independence of Audit committees. The number of full time equivalent employees totaled 117 and 119 on December 31, 1996 and 1995 respectively.


County Bank Corp 1996 10-K                                          Page 2

Guide 3.  Statistical Disclosures:

I. Distribution of Assets, Liabilities and Stockholder's Equity; Interest Rates and Interest Differential.

Refer to Table I and Table II for a presentation of the information required by this item.


II.  Investment Portfolio

Refer to Footnote 3 of the accompanying financial statements on page 9 of the Annual Report to shareholders for the information required by this item, except for:

Weighted average yields on a tax equivalent basis:


                                                      Book                  Yield (%)
                                                      Value (000's)
US Government securities
Maturity distribution:
One year or less:                                      $6,002                  6.44
Over one year through five years:                       7,110                  6.99
Over five years through ten years:                                               --
Over ten years:                                                                  --

State and political subdivisions
Maturity distribution:
One year or less:                                       1,652                  8.79
Over one year through five years:                       5,937                  6.46
Over five years through ten years:                      5,650                  8.01
Over ten years:                                         1,141                  8.07

Corporate securities
Maturity distribution:
One year or less:                                          40                 6.049
Over one year through five years:                                                --
Over five years through ten years:                                               --
Over ten years:                                                                  --

Mortgage-backed securities                             18,830                  6.95

Other securities                                        1,046                  4.14



County Bank Corp 1996 10-K                                          Page 3

TABLE I.                                        AVERAGE ASSETS (000'S)       INCOME (000'S)           YIELD (%)
Interest margin analysis as a
% of average earning assets                    1996     1995     1994     1996    1995    1994    1996   1995   1994
Assets
Securities:
US Gov't & agencies.....................      31,543   35,477   37,661   1,994   2,110   1,934   6.32%  5.95%  5.14%
State and political subdivisions*.......      14,167   14,886   11,913   1,159   1,255   1,027   8.18%  8.43%  8.62%
Corporate securities....................          64      140      248       4       8      16   6.25%  5.71%  6.45%
Other securites.........................         854      579      477      35      32      28   4.10%  5.53%  5.87%
Total investment securities.............      46,628   51,082   50,299   3,192   3,405   3,005   6.85%  6.67%  5.97%

Bank time deposits......................           0        0        0       0       0       0   0.00%  0.00%  0.00%
Federal funds sold......................       4,657    3,053    4,828     248     179     195   5.33%  5.86%  4.04%
Loans:
Commercial loans*.......................      51,247   48,219   45,474   4,660   4,531   3,942   9.09%  9.40%  8.67%
Real estate mortgages...................      30,784   23,729   22,510   2,564   2,064   1,885   8.33%  8.70%  8.37%
Consumer loans..........................      28,403   29,047   27,201   2,451   2,400   2,114   8.63%  8.26%  7.77%
Total loans.............................     110,434  100,995   95,185   9,675   8,995   7,941   8.76%  8.91%  8.34%

Total average earning assets............     161,719  155,130  150,312  13,115  12,579  11,141   8.11%  8.11%  7.41%
Total average assets....................     172,312  165,081  159,748
Interest bearing liabilities:
Deposits:
NOW account deposits....................      37,176   29,383   22,369   1,206     866     496   3.24%  2.95%  2.22%
Savings deposits........................      41,595   44,813   49,492   1,223   1,309   1,251   2.94%  2.92%  2.53%
Time deposits over $100,000.............       4,507    5,342    4,632     239     306     231   5.30%  5.73%  4.99%
Other time deposits.....................      41,683   42,835   43,931   2,153   2,165   1,880   5.17%  5.05%  4.28%
Total deposits..........................     124,961  122,373  120,424   4,821   4,646   3,858  12.97%  3.80%  3.20%

Federal funds purchased.................          16      129        0       1       8       0   0.02%  6.20%  0.00%
Long-term debt..........................                    0        0       0       0       0   0.00%  0.00%  0.00%
Total interest bearing liabilities......     124,977  122,502  120,424   4,822   4,654   3,858   3.86%  3.80%  3.20%

Demand deposits.........................      27,121   24,908   23,531
Other liabilities.......................       1,355    1,079      986
Stockholders' equity....................      18,859   16,592   14,807
Total liabilities and
stockholders' equity....................     172,312  165,081  159,748

Interest expense as a % of
average earning assets..................                                                         2.98%  3.00%  2.57%
Net interest margin/net interest
yield as a % of
average earning assets..................                                 8,293   7,925   7,283   5.13%  5.11%  4.85%
Net interest yield as a % of
average assets..........................                                                         4.81%  4.80%  4.56%

* A tax adjustment of $449, $465, and $373 has been added to 1996, 1995 and 1994 income respectively to reflect the impact of a 34% Federal income tax rate in each year.

Non accruing loans are reported in their related categories and reduce the related yields.

Rate/volume variance analysis                       1996 vs 1995                          1995 vs 1994

                                     Change in  Change in  Change in   Total  Change in  Change in   Change in    Total
                                      Volume      Rate    Rate/volume          Volume      Rate      Rate/volume
Assets
Securities:
US Gov't & agencies                    (234)       133        (15)      (116)   (112)       306        (18)        176
State and political subdivisions*       (61)       (38)         2        (97)    256        (22)        (6)        228
Corporate securities                     (4)         1         (1)        (4)     (7)        (2)         1          (8)
Other securites                          15         (8)        (4)         3       6         (2)         0           4
Total investment securities            (284)        88        (18)      (214)    143        280        (23)        400

Bank time deposits                        0          0          0          0       0          0          0           0
Federal funds sold                       94        (16)        (9)        69     (72)        88        (32)        (16)
Loans:
Commercial loans*                       285       (146)        (9)       130     238        331         20         589
Real estate mortgages                   614        (88)       (26)       500     102         73          4         179
Consumer loans                          (53)       107         (3)        51     143        133         10         286
Total loans                             846       (127)       (38)       681     483        537         34       1,054

Total average earning assets            656        (55)       (65)       536     554        905        (21)      1,438

Interest bearing liabilities:
NOW account deposits                    230         87         23        340     156        163         51         370

Savings deposits                        (94)         9         (1)       (86)   (118)       195        (19)         58
Time deposits over $100,000             (48)       (23)         4        (67)     35         34          6          75
Other time deposits                     (58)        48         (2)       (12)    (47)       340         (8)        285
Total deposits                       (3,235)    11,223     (7,814)       175      26        732         30         788
Federal funds purchased                 272         (8)      (271)        (7)      0          0          8           8
Long-term debt                            0          0          0          0       0          0          0           0
Total interest bearing liabilities   (2,963)    11,215     (8,085)       168      26        732         38         796
Net Interest Income                   3,619    (11,270)     8,020        368     528        173        (59)        642
                                     ------    -------     ------       ----    ----       ----        ---        ----

III.  Loan Portfolio

A.  Types of Loans
    Refer to Footnote 4 of the accompanying financial statements on page 10 of the Annual Report to shareholders for the information required by this item.

B. Maturities and Sensitivities of Loans to Changes in Interest Rates as of December 31, 1996.
    (000's)


Commercial Loans
Fixed rate loans with a maturity of:
Three months or less                                              $ 3,328
Over three months through twelve months                             6,813
One year through five years                                        19,107
Over five years                                                       435
                                                                  -------
Total fixed rate loans                                             29,683

Floating rate loans
 with a repricing frequency of:
 Quarterly or more frequently                                      20,989
                                                                  -------
Total Commercial loans                                            $50,672
                                                                  =======

Real-estate construction loans:
Fixed rate loans with a maturity of
over three months through twelve months:                            2,835

C. Risk Elements.

1.  Nonaccrual, Past Due and Restructured Loans.  (000's)
                                                           12/31/96 12/31/95
Loans 90 days past due and still accruing
Commercial loans                                               12       37
Real estate loans                                               0        0
Installment loans                                              30       32
                                                             ----     ----
 Total loans 90 days past due                                  42       69
                                                             ====     ====
Non-accruing loans
Commercial loans                                              302      381
Real estate loans                                               0        0
Installment loans                                              23        2
                                                             ----     ----
 Total non accruing loans                                     325      383
                                                             ====     ====


There were no restructured loans.

For the year ended 1996, if the loans reported as nonaccrual loans had earned at the contracted interest rate, $41,000 of interest income would have been recorded. No interest income was recorded on these loans in 1996.


County BankCorp 1996 10-K                                             Page 4

It is the policy of the Corporation to place loans on a nonaccruing status when management feels that a significant risk of non-repayment exists. Criteria for evaluating repayment risk will include the borrowers payment history, past due status, and financial condition. Loans on which the required payment of principal or interest has not been received within 90 days of the due date are placed on nonaccrual status.

2.  Potential Problem Loans.

As of December 31, 1996 management identified eleven potential problem loans in the commercial loan portfolio. The eleven loans totaled $513,000 and management allocated $30,000 of the allowance for loan losses for these credits.

3.  Foreign Outstandings

Not Applicable

4.  Loan Concentrations

As of December 31, 1996 there were no loan concentrations other than those categories already reported that exceed 10% of total loans.

D. Other Interest Bearing Assets

As of December 31, 1996, there was no other interest bearing assets that would have been classified 90 days past due and still accruing if it were a loan.

IV.  Summary of Loan Loss Experience


Analysis of Allowance for Loan Losses (000's)

                                                    12/31/96      12/31/95
Balance at beginning of period                       $1,687        $1,624
Charge offs:
Commercial                                               62           186
Real-estate                                               0             0
Installment                                              48            19
Construction                                              0             0
                                                     ------        ------
  Total charge offs                                     110           205

Recoveries:
Commercial                                               72             9
Real-estate                                               0             0
Installment                                              36            19
Construction                                              0             0
                                                     ------        ------
  Total Recoveries                                      108            28
  Net Charge offs                                         2           177
                                                     ------        ------
Provision charged to operations                         120           240

Balance at end of period                             $1,805        $1,687
                                                     ======        ======
Ratio of net charge offs during the period
to average loans during the period                     0.03%         0.18%


County BankCorp 1996 10-K                                            Page 5

Net charged off loans totaled $3,000 in 1996. The Reserve for loan losses totaled 1.53% of total loans on December 31, 1996. Management provided $120,000 from earnings to the reserve in order to maintain the high level of protection. Loans have been growing aggressively, and management intends to maintain a high quality portfolio with solid protection for the future.

Net charged off loans were $177,000 in 1995. The loan portfolio is growing as demand stays high. Management allocated $240,000 of earnings to the reserve to maintain a high level of protection.

B. Allocation of the Allowance for Loan Losses (000's)

                                               1996                       1995

Balance at December 31, Applicable to:

                                       Amount    % of loans        Amount     % of loans
                                                 in category                  in category
                                                 to total                     to total
                                                 loans                        loans
Commercial                               181        43.40%          124        44.30%
Real-estate mortgage                       0        27.83%           10        23.30%
Installment                               35        26.36%           14        29.10%
Construction                              --         2.41%           --         3.30%
Unallocated                            1,589          N/A         1,539          N/A
                                      ------                     ------
                                      $1,805       100.00%       $1,687       100.00%
                                      ======                     ======


V. Deposits

A. Refer to Item I of the Guide 3 statistical disclosures for a presentation of the information required by this item.

B.  Not applicable

C.  Not applicable


Maturities of time certificates of deposits of $100,000 or more. (000's)

Three months or less                            $2,331
Over three months through six months               976
Over six months through twelve months              551
Over twelve months                               1,072
                                                ------
                                                $4,930
                                                ======
E.  Not applicable


County Bank Corp 1996 10-K                                           Page 6

VI.  Return on Equity and Assets.      1996         1995

     Return on assets (%)              1.73         1.56
     Return on equity (%)             15.80        15.51
     Dividend payout ratio (%)        30.46        29.45
     Equity to assets ratio (%)       10.94        10.05

VII.  Short-Term Borrowings
Not applicable

ITEM 2.  PROPERTY

The following is a tabulation of facilities owned by the Bank.


                                 App. Building             Date
Description/Location              Square Feet            Occupied


Main Office                         34,948               09/15/02
83 W. Nepessing St.
Lapeer, MI

Elba Office                          3,744               10/22/85
5508 Davison Rd
Lapeer, MI

Pine-Clay Office                       528               01/05/68
305 Pine St.
Lapeer, MI

Southgate Office                     1,700               11/02/70
637 S. Main St.
Lapeer, MI

Attica Office                        4,158                6/27/79
4515 Imlay City Rd.
Attica, MI

Land directly east of                                    01/01/79
the Southgate office.

Metamora Office                      2,668               09/18/89
3414 S. Lapeer Rd
Metamora, MI



County Bank Corp 1996 10-K                                            Page 7

ITEM 3.  LEGAL PROCEEDINGS

No material legal proceeding is pending to which the Corporation or the Bank is party, or of which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

The information called for by the items within this part is included in the Corporation's Annual Report to shareholders for the year ended December 31, 1996, and is incorporated herein by reference, as follows:


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

Page 16


ITEM 6.  SELECTED FINANCIAL DATA.

Page 15, except for: (000's)

                            1996       1995       1994       1993      1992
Total Assets              $177,786   $169,877   $166,666   $157,664   $154,159
Long Term Debt            $      0   $      0   $      0   $      0   $      0


County Bank Corp 1996 10-K                                          Page 8

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EARNINGS

Major components of the operating results of the Corporation for 1996, 1995, and 1994 are presented in the accompanying table, Summary of Operations. A discussion of these results is presented in greater detail in subsequent pages.

Summary of Operations


                                          1996     1995     1994     1993     1992
Interest income                          12,666   12,114   10,768   10,492   11,329
Interest expense                          4,823    4,654    3,858    4,023    5,081
                                         ------   ------   ------   ------   ------
Net interest income                       7,843    7,460    6,910    6,469    6,248
Provision for possible loan losses          120      240      120      275      378
Net interest income after provision
                                         ------   ------   ------   ------   ------
 for possible loan losses                 7,723    7,220    6,790    6,194    5,870
Other income                              2,216    1,971    1,800    1,666    1,450
Other expenses                            5,739    5,669    5,624    5,507    5,602
                                         ------   ------   ------   ------   ------
Income before provision for
 Federal income tax                       4,199    3,522    2,966    2,353    1,718
Provision for Federal income taxes        1,220      948      848      596      388
                                         ------   ------   ------   ------   ------
Net income                                2,980    2,574    2,118    1,757    1,330
                                         ======   ======   ======   ======   ======
Per Share
Net income                                 5.02     4.34     3.57     2.96     2.24
                                         ======   ======   ======   ======   ======
Dividends declared                         1.53     1.27     1.04     0.87     0.72
                                         ======   ======   ======   ======   ======


Net Interest Income

The Bank experinced strong loan demand through the entire year in all categories of loans. Total growth in loans was 11.7%, led by mortgage growth of 32.9%. Deposit growth was a moderate 3.7%. Customers chose to utilize liquid accounts tied to market rates. The Bank's Choice account that offers benefits experienced growth of 60%. This growth was offset by declining balances in regular savings, money market deposit accounts and time certificates of deposit. The strong loan growth coupled with moderate deposit growth increased the Bank's loan to deposit ratio to 75.1%. Net interest yield on a Federal tax equivalent
(FTE) basis as a percent of average assets was 4.8%, 4.8% and 4.6% for 1996, 1995 and 1994, respectively. The FTE adjustment is derived by deviding tax exempt interest income by .66 to reflect the Corporation's 34% tax rate. The Corporation continues working to match rate sensitive assets and rate sensitive liabilities to maintain margins in differing rate environments.



County Bank Corp 1996 10-K                                            Page 9

Rate sensitivity analysis (000's), December 31, 1996

Repricing period in days                 0-30       31-90      91-180      181-365       0-365     Over 365
Rate sensitive assets (RSA)
Federal funds sold                      1,200           0           0            0        1,200           0
Investment securities                  10,173       1,000       2,049        1,730       14,952      32,457
Loans                                  33,487       2,858       7,215       10,078       53,638      63,836
                                      -------      ------      ------       ------      -------     -------
  Total rate sensitive assets          44,860       3,858       9,264       11,808       69,790      96,293
Rate sensitive liabilities (RSL)
Demand deposits                        31,666           0           0            0       31,666       9,514
Savings deposits                       20,491           0           0            0       20,491      20,801
Time deposits                           5,802       5,444       7,748        7,278       26,272      20,340
                                      -------      ------      ------       ------      -------     -------
  Total rate sensitive liab.           57,959       5,444       7,748        7,278       78,429      50,655

Repricing gap (RSA-RSL)               (13,099)     (1,586)      1,516        4,530       (8,639)     45,638
As a percent of capital                 -66.0%       -8.0%        7.6%        22.8%       -43.5%      229.8%
As a percent of total assets             -7.4%       -0.9%        0.9%         2.5%        -4.9%       25.7%


In the above table, scheduled payments on loans and securities are included at the earlier of their next scheduled principal reduction or repricing opportunity.

Provision for Possible Loan Losses

Management realizes that loan losses cannot be predicted with absolute certainty. The Corporation adheres to a loan review procedure that identifies loans that may develop into problem credits. The adequacy of the reserve for possible loan losses is evaluated against the listings that result from the review procedure, historical net loan loss experience, current and projected loan volumes, the level and composition of non-accrual, past due and renegotiated or reduced rate loans, current and anticipated economic conditions, and an evaluation of each borrower's credit worthiness. Based on these factors, management determines the amount of the provision for possible loan losses needed to maintain an adequate reserve for possible loan losses. The amount of the provision for possible loan losses is recorded as current expense and may be greater or less than the actual net charged off loans.

Activity related to the reserve for possible loan losses resutled in net charged off loans of $2,000 in 1996. Net charged off loans were $177,000 in 1995, and recoveries of $32,000 were posted in 1994. Consequently, provisions for possible loan losses were $120,000, $240,000, and $120,000 for the respective periods. Management intends to maintain high levels of protection in the reserve through this period of aggressive growth. The ratio of reserve for possible loan lossed to gross loans was 1.5%, 1.6% and 1.7% on December 31, 1996, 1995 and 1994, respectively.

Non-interest Income

Non-interest income is composed of trust department income, service charges on deposit accounts, fees for providing other services to customers, gains on securities sales and other income. Service charges on deposit accounts grew 3.5% in 1996 following a 4.2% increase in 1995. Other income increased 28.1% as a resut of the repayment of two loans that were previously carried as nonaccrual loans. The customers were on the way to working out their problems and the loans were renewed on an accrual basis. Interest that was earned but not reported as income during the period of nonaccrual



County Bank Corp 1996 10-K                                          Page 10
was capitalized in the renewed loan. This interest was carried in the general ledger as deferred credits until the customers fully established their improved repayment capability. The deferred credits were recorded as income on an interest basis as the new loans were repaid. Both properties were sold, and the Bank recovered all of its investment. The deferred credits were booked directly to other income rather than interest income so that comparative yield calculations would not be distorted. The total amount of deferred credits posted to other income total $242,000.

Non-interest expense

Major components of non-interest expense are salaries and employee benefits, occupancy and equipment expenses, and other operating expenses. Salaries and employee benefits, the largest component of non-interest expense, increased 4% in 1996 after a 10.3% increase in 1995. The Bank's Board of Directors instituted a bonus plan in 1995 based on the Bank's earnings. Full time equivalent employees decreased from 119 at year end 1995 to 117 at year end 1996. Occupancy expenses increased 4.9% after a 7.9% decrease in 1995. Depreciation expenses increased as a result of remodeling older areas of the Bank's main office building and continued investment in current technology. Other expenses decline 6% primarily due to the payment of the statutory minimum FDIC premium in 1996. In addition, the intangibles tax for the State of Michigan is being phased out over a period of years, and the Bank received a refund of taxes paid in previous years.

FINANCIAL CONDITION

Average assets for the Corporation totaled $172,312,000, $165,081,000 and $159,748,000, for 1996, 1995, and 1994, respectively. This 4.4% growth in average assets improved from 3.3% in 1995. The increase was supported by 3.3% growth in average deposits. Average loans grew 9.3% in 1996. The Corporation continues to increas the loans to deposits ratio resulting in increased interest margins and net income.

Liquidity

The anticipated liquidity requirements of the Corporation can be met by upstreaming dividends from the subsidiary Bank. Refer to footnote 11 of the accompanying financial statements for a discussion of the restrictions on undivided profits of the subsidiary. The anticipated cash needs of the Corporation are for the payment of dividends to current stockholders. Dividends upstreamed to the Coproration were $908,000 in 1996 and $750,000 in 1995.

The estimated value of U.S. Government and U.S. Government Agency securities totaled 20.4% of total deposits on December 31, 1996. This percentage for 1995 was 22.1. The Corporation is able to meet normal demands for liquidity through loan repayments, securities payments and deposit growth.

CAPITAL

The Corporation's return on equity reached 15.8% in 1996, an improvement on the 15.5% return achieved in 1995 and the 14.3% return earned in 1994. Effective December 31, 1992 the Bank is required to maintain capital in excess of 8.0% of risk-based assets as defined by the Federal reserve Board. Refer to footnote 13 of the accompanying financial statements for a tabular presentation of the Coporations capital adequacy.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Pages 3-13



County Bank Corp 1996 10-K                                          Page 11

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

PART III

The information called for by the items within this part is included in County Bank Corp's 1996 Proxy Statement and is incorporated herein by reference, as follows:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Pages 3-4 except for:

Executive Officers Ages Office Service
Curt Carter                    53          Employee         31 Years
  Officer                                  President         8 Years
 Present Term                                                8 Years
Patrick F. Brown               49          Employee         10 Years
  Officer                                  Vice President    8 Years
  Present Term                                               8 Years
Laird A.  Kellie               51          Employee         14 Years
  Officer                                  Secretary         8 Years
  Present Term                                               8 Years
Joseph H. Black                47          Employee          7 Years
  Officer                                  Treasurer         7 Years
  Present Term                                               7 Years

11.  EXECUTIVE COMPENSATION.

Page 6

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Page 2.

                                  Number of                Percentage of
Director                           Shares                Outstanding Stock

Dr. David H. Bush                  22,028                       3.61
Micheal H. Blazo                   10,006                       1.69
Curt Carter                         3,224                       0.54
Thomas K. Butterfield              14,700                       2.48
A. Edward LaClair                   5,854                       0.99
Tim Oesch                           1,216                       0.21
Charles G. Scheidegger              3,893                       0.66
Patrick A. Cronin                     432                       0.07
Ernest W. LeFever                     100

Executive Officers and Directors, as a group, own 62,003 shares or 10.33% of the 593,236 total outstanding shares of common stock of the Corporation as of December 31, 1996.


County Bank Corp 1996 10-K                                          Page 12

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Page 6

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K. (a)
(1) The following financial statements of the Corporation and the Bank are included in the Annual Report to its shareholders for the year ended 1996 and are incorporated herein by reference in Item 8:

Balance sheets--December 31, 1996 and 1995                    Page 3
Statements of income--years ended
  December 31, 1996, 1995, and 1994                           Page 5
Statements of changes in shareholder's equity
  years ended December 31, 1996, 1995 and 1994                Page 4
Statements of cash flows
  years ended December 31, 1996, 1995 and 1994                Page 6
Notes to financial statements Pages 7-13
Report of Independent Public Accountants,
  dated January 22, 1997                                      Page 14

(a)(2) Not applicable.

(a)(3) The following exhibits are required to be filed with this report by item 14(c):

   (3) Articles of Incorporation and By-laws (previously filed as Exhibits to the Corporation's registration statement on form 8-A, filed January 24, 1989 and incorporated herein by reference).

   (13) Annual Report to Shareholders for the year ended December 31, 1996 (filed herewith)

   (21) Subsidiary of Registrant: Lapeer County Bank & Trust Co., a Michigan corporation.

   (23) Consent

(b) No reports on form 8-K were filed during the last quarter of the year covered by this report.

(c) See (a)(3)

(d) Not applicable.



County Bank Corp 1996 10-K                                         Page 13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                                County Bank Corp




                                                /s/ Curt Carter
                                                ---------------------
                                                President




                                                /s/ Joseph H. Black
                                                ---------------------------
                                                Treasurer








/s/ Thomas K. Butterfield                       /s/ Timothy Lee Oesch
-----------------------------                   ---------------------------




/s/ David H. Bush, O.D                          /s/ Ernest W. Lefever, DPM
-----------------------------                   ---------------------------




/s/ Michael H. Blazo                            /s/ Patarick A. Cronin
-----------------------------                   ---------------------------

                                Exhibit Index
                                -------------


Exhibit No.                 Description
-----------                 -----------

     13                     Annual Report

     21                     Subsidiary

     23                     Consent

     27                     Financial Data Schedule