Form 10-Q
period 1997-03-31
COUNTY BANK CORP
filed 1997-05-13
CIK 830480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended March 31, 1997

                        Commission file number: 0-17482

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from _____ to _____



                                County Bank Corp
                            Michigan EIN 38-0746239
                     83 W. Nepessing St., Lapeer, MI 48446
                                 (810) 644-2977

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.

There are 593,236 shares of common stock ($5.00 par value) outstanding as of March 31, 1997.

                                COUNTY BANK CORP

                                   FORM 10-Q

                      For the Quarter Ended March 31, 1997

                                     INDEX


PART I: FINANCIAL INFORMATION                                       PAGE

     Item 1.  Financial Statements                                    2
       . Introduction-

       . Balance Sheets -                                             3
       At March 31, 1997 and December 31, 1996

       . Statements of Income -                                       4
       For the three months ended March 31, 1997 and 1996

       . Statement of Cash Flows -                                    5
       For the three months ended March 31, 1997 and 1996

     Item 2.  Management's Discussion and Analysis of                 6
   Financial Condition and Results of Operations

PART II: OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K                          7


All items except those set forth above are inapplicable and have been omitted.


SIGNATURES                                                            8

Part I - Financial Information

Item I - Financial Statements

Introduction to Financial Statements

The consolidated financial statements of County Bank Corp and subsidiary, Lapeer County Bank & Trust Co., have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with financial statements and the notes thereto included in County Bank Corp's Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1996.

The financial information presented reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of mangement, necessary for a fair statement of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the year.


CONSOLIDATED STATEMENTS                                                                   MARCH 31      DECEMBER 31
BALANCE SHEETS (in thousands)                                                              1997            1996
ASSETS
Cash and due from banks.............................................................        7,963            8,626
Investment securities available for sale............................................       18,233           19,330
Investment securities held to maturity..............................................       27,699           28,079
                                                                                          -------          -------
    Total investment securities.....................................................       45,932           47,409
Federal funds sold .................................................................        4,000            1,200
Loans...............................................................................      118,772          117,474
   Less: Reserve for possible loan losses...........................................        1,849            1,805
                                                                                          -------          -------
      Net loans.....................................................................      116,923          115,669
Bank premises & equipment...........................................................        2,678            2,715
Interest receivable and other assets................................................        2,595            2,167
                                                                                          -------          -------
   TOTAL ASSETS.....................................................................      180,091          177,786
                                                                                          =======          =======

LIABILITIES & STOCKHOLDERS' EQUITY


LIABILITIES
Deposits:
   Demand...........................................................................       67,949           68,614
   Savings..........................................................................       43,894           41,292
   Time ............................................................................       46,455           46,612
                                                                                          -------          -------
     Total deposits.................................................................      158,298          156,518
Interest payable and other liabilities..............................................        1,437            1,406
                                                                                          -------          -------

   TOTAL LIABILITIES................................................................      159,735          157,924

STOCKHOLDERS' EQUITY
Common stock-$5.00 par value, 1,200,000 shares authorized,
 593,236 shares outstanding.........................................................        2,966            2,966
Surplus.............................................................................        8,634            8,634
Undivided profits...................................................................        8,637            7,882
Unrealized losses on securities available for sale..................................          119              380
                                                                                          -------         --------
   TOTAL STOCKHOLDERS' EQUITY.......................................................       20,356           19,862
                                                                                          -------          -------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................................      180,091          177,786
                                                                                          =======          =======

CONSOLIDATED INCOME STATEMENTS
(in thousands)                                                                                     THREE MONTHS
                                                                                                       ENDED
                                                                                                     MARCH 31
                                                                                               1997           1996
INTEREST INCOME
Interest and fees on loans....................................................................  2,523          2,292
Interest on investment securities:                                                                717            689
Interest on Federal funds sold................................................................     33             68
                                                                                                -----          -----
      TOTAL INTEREST INCOME...................................................................  3,273          3,049
INTEREST EXPENSE
   Demand deposits............................................................................    528            274
   Savings deposits...........................................................................    117            305
   Time deposits..............................................................................    609            601
   Borrowed funds.............................................................................      -              -
                                                                                                -----          -----
      TOTAL INTEREST EXPENSE..................................................................  1,254          1,180
                                                                                                -----          -----
NET INTEREST INCOME...........................................................................  2,019          1,869
Provision for possible loan losses............................................................     30             30
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES..................................................................  1,989          1,839
OTHER INCOME
Service fees on loan and deposit accounts.....................................................    270            277
Other.........................................................................................    230            203
                                                                                                -----          -----
      TOTAL OTHER INCOME......................................................................    500            480
OTHER EXPENSES
Salaries and employee benefits................................................................    871            874
Net occupancy expense.........................................................................    208            191
Other.........................................................................................    391            397
                                                                                                -----          -----
      TOTAL OTHER EXPENSE.....................................................................  1,470          1,462
                                                                                                -----          -----

INCOME BEFORE PROVISION FOR
   FEDERAL INCOME TAX.........................................................................  1,019            857
Provision for Federal income tax..............................................................    275            230
                                                                                                -----          -----
NET INCOME....................................................................................    744            627
                                                                                                =====          =====

EARNINGS PER SHARE
Net Income....................................................................................   1.25           1.06
Cash Dividend Declared........................................................................   0.28           0.25


STATEMENT OF CASH FLOWS                                                                              THREE MONTHS ENDED
(in thousands)                                                                                             MARCH 31
                                                                                                   1997              1996
Cash flows from operating activities
Net income....................................................................................      744               627
Adjustments to reconcile net income to net
  cash provided from operating activities:
Depreciation and amortization.................................................................      117               115
Provision for loan losses.....................................................................       30                30
Net amortization and accretion of securities..................................................       51                51
Deferred income taxes.........................................................................        0                 0
Net gain on sale of investment securities.....................................................        0                 0
(Gain) loss on other real estate owned........................................................       (7)                0
Net change in accrued interest receivable.....................................................     (366)             (266)
Net change in accrued interest payable and other..............................................       31                69
                                                                                                   ----              ----

Net cash provided by operating activities.....................................................      600               626
                                                                                                   ----              ----

Cash flows from investing activities
Proceeds from sale of investment securities: AFS..............................................        0                 0
Proceeds from maturities of investment securities: AFS........................................      970             1,421
Proceeds from maturities of investment securities: HTM........................................      820             1,815
Purchase of investment securities: AFS........................................................        0            (1,020)
Purchase of investment securities: HTM........................................................     (491)                0
Net (increase) decrease in loans..............................................................   (1,312)           (1,730)
Proceeds from the sale of Other Real Estate...................................................       13               185
Premises and equipment expenditures...........................................................      (77)             (221)
                                                                                                 ------            ------

Net Cash provided from (used in) investing activities.........................................      (77)              450
                                                                                                 ------            ------

Cash flows from financing activities
Net increase (decrease) in interest bearing
  and non-interest bearing demand accounts....................................................     (665)            1,023
Net increase (decrease) in savings and time deposits..........................................    2,445              (824)
Cash dividends paid...........................................................................     (166)             (148)
                                                                                                  -----             -----

Net Cash provided from (used in)financing activities..........................................    1,614                51
                                                                                                  -----             -----


Net increase in cash and equivalents..........................................................    2,137             1,127
Cash and equivalents at beginning of year.....................................................    9,826            13,077
                                                                                                  -----            ------

Cash and equivalents at end of period                                                            11,963            14,204
                                                                                                 ======            ======

Cash paid for:
Interest......................................................................................    1,255             1,181
Income taxes..................................................................................        0                 0

Item 2. Management's Discussion and Analysis of Financial Condition and the Results of Operations.

Financial Condition

New loan production continued through the first quarter of 1997. Net increases in loans totaled $1,312,000. Net increases in deposits totaled $1,780,000. Both growth numbers represent historically strong performance for the first quarter.

Loan demand was met with cash provided by maturing investments. Income from operations and net increases in the deposit accounts resulted in net increases to cash and cash equivalents. Part of the net growth in deposits is known to be temporary. Consequently, the deposits remain in cash equivalent investments and are not invested long term.

Results of Operations

Net income for the quarter increased 18.7% over the first quarter of 1996. Earnings per share reached $1.25. The loan to deposit ratio improved to 75%. The growth in loans as a portion of deposits was the primary contributor to increased interest income. Non interest income and expense categories remained at levels consistent with the Corporation's recent performance.

Risk Factors

Loan quality remains high. The reserve for loan losses to gross loans ratio is 1.56%. The non performing loans to total loans ratios is .74%. This ratio compares loans past due 90 days or more and loans in non-accrual status to total loans. This is an historically low ratio and indicates a high quality portfolio.

The Corporation remains liability sensitive in relation to the risk of changes in interest rates. The demand for residential mortgages remains strong in the market area. Options to maintain both repricing opportunities for assets and market tendencies for deposits are under constant review.

Capital

Strong net income performance and conservative dividend payments result in increased capital. The moderate growth results in improving capital ratios.

Part II.

Item 6.  Exhibits and Reports on Form 8-K.

      A) Not Applicable

      B) A Form 8-K has not been filed during the three months ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      COUNTY BANK CORP
Date May 09, 1997
                                                      /s/ Joseph H. Black
                                                     ---------------------------
                                                      Joseph H. Black, Treasurer

                                 EXHIBIT INDEX





EXHIBIT
  NO.                               DESCRIPTION
-------                             -----------

  27                                Financial Data Schedule