Form 10-Q
period 1997-06-30
COUNTY BANK CORP
filed 1997-08-12
CIK 830480

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C 20549

          x       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         ---         THE SECURITIES EXCHANGE ACT OF 1934
                     For the Quarter Ended June 30, 1997
                       Commission file number: 0-17482

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         ---         THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from______ to______


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

There are 593,236 shares of common stock ($5.00 par value) outstanding as of June 30, 1997.

                                COUNTY BANK CORP

                                   FORM 10-Q

                      For the Quarter Ended June 30, 1997

                                     INDEX


PART I: FINANCIAL INFORMATION                                                       PAGE
     Item 1.  Financial Statements                                                   2
          . Introduction-

          . Balance Sheets -                                                         3
          At June 30, 1997 and December 31, 1996

          . Statements of Income -                                                   4
          For the three months and six months ended June 30, 1997 and 1996

          . Statement of Cash Flows -                                                5
          For the three months and six months ended June 30, 1997 and 1996

     Item 2.  Management's Discussion and Analysis of                                6
          Financial Condition and Results of Operations

PART II: OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K                                         7


All items exept those set forth above are inapplicable and have been omitted


SIGNATURES                                                                           8

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

CONSOLIDATED STATEMENTS

BALANCE SHEETS (in thousands)                                            JUNE 30          DECEMBER 31
                                                                          1997               1996
ASSETS
Cash and due from banks.............................................         9,523              8,626
Investment securities available for sale............................        17,012             19,330
Investment securities held to maturity..............................        28,445             28,079
                                                                        ----------          ---------
    Total investment securities.....................................        45,457             47,409
Federal funds sold .................................................         3,100              1,200
Loans...............................................................       119,174            117,474
   Less: Reserve for possible loan losses...........................         1,878              1,805
                                                                        ----------          ---------
      Net loans.....................................................       117,296            115,669
Bank premises & equipment...........................................         2,577              2,715
Interest receivable and other assets................................         2,329              2,167
                                                                        ----------          ---------
   TOTAL ASSETS.....................................................       180,282            177,786
                                                                        ==========          =========

LIABILITIES & STOCKHOLDERS' EQUITY


LIABILITIES
Deposits:
   Demand...........................................................        69,627             68,614
   Savings..........................................................        41,437             41,292
   Time ............................................................        46,499             46,612
                                                                        ----------          ---------
     Total deposits.................................................       157,563            156,518
Interest payable and other liabilities..............................         1,517              1,406
                                                                        ----------          ---------

   TOTAL LIABILITIES................................................       159,080            157,924
STOCKHOLDERS' EQUITY

Common stock-$5.00 par value, 1,200,000 shares authorized and
 593,236 shares outstanding in 1996 and 1997........................         2,966              2,966
Surplus.............................................................         8,634              8,634
Undivided profits...................................................         9,089              7,882
Unrealized gains on securities available for sales..................           513                380
                                                                        ----------          ---------
   TOTAL STOCKHOLDERS' EQUITY.......................................        21,202             19,862
                                                                        ----------          ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................       180,282            177,786
                                                                        ==========          =========

CONSOLIDATED INCOME STATEMENTS

(in thousands)                                                              THREE MONTHS        THE SIX MONTHS
                                                                               ENDED                ENDED
                                                                              JUNE 30               JUNE 30
INTEREST INCOME                                                             1997   1996           1997    1996
Interest and fees on loans..................................               2,614   2,344         5,137   4,636
Interest on investment securities:                                           696     678         1,413   1,367
Interest on Federal funds sold..............................                 114      83           147     151
                                                                           -----   -----       -------  ------
      TOTAL INTEREST INCOME.................................               3,424   3,105         6,697   6,154
INTEREST EXPENSE
   Demand deposits..........................................                 152     288           680     562
   Savings deposits.........................................                 546     308           663     613
   Time deposits............................................                 610     583         1,219   1,184
   Borrowed funds...........................................                   2       1             2       1
                                                                           -----   -----       -------  ------
      TOTAL INTEREST EXPENSE................................               1,310   1,180         2,564   2,360
                                                                           -----   -----       -------  ------
NET INTEREST INCOME.........................................               2,114   1,925         4,133   3,794
Provision for possible loan losses..........................                  30      30            60      60
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES................................               2,084   1,895         4,073   3,734
OTHER INCOME
Service fees on loan and deposit accounts...................                 273     288           543     565
Other.......................................................                 229     423           459     626
                                                                           -----   -----       -------  ------
      TOTAL OTHER INCOME....................................                 502     711         1,002   1,191
OTHER EXPENSES
Salaries and employee benefits..............................                 870     855         1,741   1,729
Net occupancy expense.......................................                 224     194           432     385
Other.......................................................                 386     366           777     763
                                                                           -----   -----       -------  ------
      TOTAL OTHER EXPENSE...................................               1,480   1,415         2,950   2,877
                                                                           -----   -----       -------  ------

INCOME BEFORE PROVISION FOR
   FEDERAL INCOME TAX.......................................               1,106   1,191         2,125   2,048
Provision for Federal income tax............................                 311     343           586     573
                                                                           -----   -----       -------  ------
NET INCOME..................................................                 795     848         1,539   1,475
                                                                           =====   =====       =======  ======
EARNINGS PER SHARE
Net Income..................................................               $1.34   $1.43         $2.59   $2.49
Cash Dividend Declared......................................               $0.28   $0.25         $0.56   $0.50

                                                                          Page 4

STATEMENT OF CASH FLOWS                                       THREE MONTHS ENDED               SIX MONTHS ENDED
(in thousands)                                                      JUNE 30                          JUNE 30
                                                                  1997           1996           1997            1996
Cash flows from operating activities
Net income................................................           795          848           1,539           1,475
Adjustments to reconcile net income to net
  cash provided from operating activities:
Depreciation and amortization.............................           148          100             265             215
Provision for loan losses.................................            30           30              60              60
Net amortization and accretion of securities..............            45           83              96             134
Deferred income taxes.....................................             0            0               0               0
Net gain on sale of investment securities.................             0            0               0               0
(Gain) loss on other real estate owned....................            (6)          (7)            (13)             (7)
Net change in accrued interest receivable.................           218          152            (148)           (114)
Net change in accrued interest payable and other..........          (156)          68            (125)            137
                                                                --------      -------         -------         -------

Net cash provided by operating activities.................         1,074        1,274           1,674           1,900
                                                                --------      -------         -------         -------

Cash flows from investing activities
Proceeds from sale of investment securities: AFS..........             0            0               0               0
Proceeds from maturities of investment securities: AFS....         2,042          262           3,012           1,683
Proceeds from maturities of investment securities: HTM....         1,085        2,099           1,905           3,914
Purchase of investment securities: AFS....................          (325)      (3,000)           (325)         (4,020)
Purchase of investment securities: HTM....................        (1,876)      (1,334)         (2,367)         (1,334)
Net (increase) decrease in loans..........................          (506)      (2,142)         (1,818)         (3,872)
Proceeds from the sale of Other Real Estate...............            74           39              87             224
Premises and equipment expenditures.......................            (7)         (32)            (84)           (253)
                                                                --------      -------         -------         -------

Net Cash provided from (used in) investing activities.....           487       (4,108)            410          (3,658)
                                                                --------      -------         -------         -------

Cash flows from financing activities
Net increase (decrease) in interest bearing
  and non-interest bearing demand accounts................         1,678        3,321           1,013           4,344
Net increase (decrease) in savings and time deposits......        (2,413)        (947)             32          (1,771)
Cash dividends paid.......................................          (166)        (149)           (332)           (297)
                                                                --------      -------         -------         -------

Net Cash provided from (used in)financing activities......          (901)       2,225             713           2,276
                                                                --------      -------         -------         -------


Net increase (decrease) in cash and equivalents...........           660         (609)          2,797             518
Cash and equivalents at beginning of year.................        11,963       14,204           9,826          13,077
                                                                --------      -------         -------         -------

Cash and equivalents at end of period.....................        12,623       13,595          12,623          13,595
                                                                ========      =======         =======         =======

Cash paid for:
Interest..................................................         1,384        1,180           2,564           2,361
Income taxes..............................................           536          241             580             482


Item 2. Management's Discussion and Analysis of Financial Condition and the Results of Operations.

Financial Condition

New loan production continued through the second quarter of 1997. Net increases in loans totaled $506,000 after increases of $1,312,000 during the first quarter. Net decreases in deposits of 735,000 after increases in deposits of $1,780,000 during the first quarter resulted in net increases in deposits of $1,045,000 year to date. A decline in deposits during the second quarter is not unusual in the Corporation's market.

Loan demand was met with cash provided by maturing investments. Income from operations and net increases in the deposit accounts resulted in net increases to cash and cash equivalents. Management expects continued loan growth during the third quarter and is remaining liquid to meet the demand from loan customers.

Results of Operations

Net income per share for the quarter increased to $1.34 from the first quarter earnings per share of $1.25. The growth in loans was the primary contributor to increased interest income. Non interest income and expense categories remained at levels consistent with the Corporation's recent performance.

Risk Factors

Loan quality remains high. The reserve for loan losses to gross loans ratio is 1.58%. The non performing loans to total loans ratios is .83%. This ratio compares loans past due 90 days or more and loans in non-accrual status to total loans. This is an historically low ratio and indicates a high quality portfolio.

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

Part II.

Item 6.  Exhibits and Reports on Form 8-K.

      A) Not Applicable

      B) A Form 8-K has not been filed during the six months ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COUNTY BANK CORP
Date August 11, 1997
                                        /s/ Joseph H. Black, Treasurer
                                        ----------------------------------
                                        Joseph H. Black, Treasurer

                              INDEX TO EXHIBITS


EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

   27                               Financial Data Schedule