Form 10-Q
period 1997-09-30
COUNTY BANK CORP
filed 1997-11-13
CIK 830480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C 20549

          _x_      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 1997
                    Commission file number: 0-17482

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

There are 593,236 shares of common stock ($5.00 par value) outstanding as of September 30, 1997.

                                COUNTY BANK CORP

                                   FORM 10-Q

                    For the Quarter Ended September 30, 1997

                                     INDEX


PART I: FINANCIAL INFORMATION                                                                 PAGE

     Item 1.  Financial Statements                                                              2
          . Introduction-

          . Balance Sheets -                                                                    3
          At September 30, 1997 and December 31, 1996

          . Statements of Income -                                                              4
          For the three months and six months ended September 30, 1997 and 1996

          . Statement of Cash Flows -                                                           5
          For the three months and six months ended September 30, 1997 and 1996

     Item 2.  Management's Discussion and Analysis of                                           6
          Financial Condition and Results of Operations

PART II: OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K                                                    7


All items exept those set forth above are inapplicable and have been omitted.


SIGNATURES                                                                                      8

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

CONSOLIDATED STATEMENTS
BALANCE SHEETS (in thousands)                                                SEPT 30         DECEMBER 31
                                                                               1997             1996
ASSETS
Cash and due from banks.................................................       8,096              8,626
Investment securities available for sale................................      16,837             19,330
Investment securities held to maturity..................................      29,634             28,079
                                                                             -------            -------
    Total investment securities.........................................      46,471             47,409
Federal funds sold .....................................................       4,700              1,200
Loans...................................................................     119,526            117,474
   Less: Reserve for possible loan losses...............................       1,922              1,805
                                                                             -------            -------
      Net loans.........................................................     117,604            115,669
Bank premises & equipment...............................................       2,701              2,715
Interest receivable and other assets....................................       2,468              2,167
                                                                             -------            -------
   TOTAL ASSETS.........................................................     182,040            177,786
                                                                             =======            =======
LIABILITIES & STOCKHOLDERS' EQUITY


LIABILITIES
Deposits:
   Demand...............................................................      69,646             68,614
   Savings..............................................................      40,670             41,292
   Time ................................................................      47,984             46,612
                                                                             -------            -------
     Total deposits.....................................................     158,300            156,518
Interest payable and other liabilities..................................       1,750              1,406
                                                                             -------            -------

   TOTAL LIABILITIES....................................................     160,050            157,924
STOCKHOLDERS' EQUITY

Common stock-$5.00 par value, 1,200,000 shares authorized and
 593,236 shares outstanding in 1996 and 1997............................       2,966              2,966
Surplus.................................................................       8,634              8,634
Undivided profits.......................................................       9,687              7,882
Unrealized gains on securities available for sale                                703                380
                                                                             -------            -------
   TOTAL STOCKHOLDERS' EQUITY...........................................      21,990             19,862
                                                                             -------            -------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................     182,040            177,786
                                                                             =======            =======

STATEMENT OF CASH FLOWS                                                THREE MONTHS ENDED           NINE MONTHS ENDED
(in thousands)                                                            SEPTEMBER 30                SEPTEMBER 30
                                                                        1997       1996              1997       1996
Cash flows from operating activities
Net income.........................................................       764        730             2,303      2,205
Adjustments to reconcile net income to net
  cash provided from operating activities:
Depreciation and amortization......................................        61         61               326        276
Provision for loan losses..........................................        30         30                90         90
Net amortization and accretion of securities.......................      (138)        14               (42)       148
Deferred income taxes..............................................         0          0                 0          0
Net gain on sale of investment securities..........................         0          0                 0          0
(Gain) loss on other real estate owned.............................       (24)        (5)              (37)       (12)
Net change in accrued interest receivable..........................      (207)      (209)             (355)      (323)
Net change in accrued interest payable and other...................       469        (63)              344         74
                                                                       ------     ------            ------     ------

Net cash provided by operating activities..........................       955        558             2,629      2,458
                                                                       ------     ------            ------     ------
Cash flows from investing activities
Proceeds from sale of investment securities: AFS...................         0          0                 0          0
Proceeds from maturities of investment securities: AFS.............     1,526         72             4,538      1,755
Proceeds from maturities of investment securities: HTM.............       196      2,060             2,101      5,974
Purchase of investment securities: AFS.............................    (1,267)      (195)           (1,592)    (4,215)
Purchase of investment securities: HTM.............................    (1,388)    (1,499)           (3,755)    (2,833)
Net (increase) decrease in loans...................................      (263)    (6,113)           (2,081)    (9,985)
Proceeds from the sale of Other Real Estate........................        93         54               180        278
Premises and equipment expenditures................................      (250)       (29)             (334)      (282)
                                                                       ------     ------            ------     ------

Net Cash provided from (used in) investing activities                  (1,353)    (5,650)             (943)    (9,308)
                                                                       ------     ------            ------     ------
Cash flows from financing activities
Net increase (decrease) in interest bearing
  and non-interest bearing demand accounts.........................        19        907             1,032      5,251
Net increase (decrease) in savings and time deposits...............       718       (297)              750     (2,068)
Cash dividends paid................................................      (166)      (148)             (498)      (445)
                                                                       ------     ------            ------     ------

Net Cash provided from (used in)financing activities...............       571        462             1,284      2,738
                                                                       ------     ------            ------     ------

Net increase (decrease) in cash and equivalents....................       173     (4,630)            2,970     (4,112)
Cash and equivalents at beginning of year                              12,623     13,595             9,826     13,077
                                                                       ------     ------            ------     ------
Cash and equivalents at end of period                                  12,796      8,965            12,796      8,965
                                                                       ======     ======            ======     ======
Cash paid for:
Interest...........................................................     1,291      1,223             3,855      3,583
Income taxes.......................................................       334        408               914        890

CONSOLIDATED INCOME STATEMENTS
(in thousands)                                                  THREE MONTHS             FOR THE NINE MONTHS
                                                                   ENDED                        ENDED
                                                                SEPTEMBER 30                 SEPTEMBER 30
INTEREST INCOME                                               1997        1996             1997        1996
Interest and fees on loans.............................       2,658       2,441            7,795       7,077
Interest on investment securities:                              693         723            2,106       2,090
Interest on Federal funds sold.........................          67          49              214         200
                                                              -----       -----           ------       -----
      TOTAL INTEREST INCOME............................       3,418       3,213           10,115       9,367
INTEREST EXPENSE
   Demand deposits.....................................         354         319            1,034         881
   Savings deposits....................................         305         305              968         918
   Time deposits.......................................         632         599            1,851       1,783
   Borrowed funds......................................           0           0                2           1
                                                              -----       -----           ------       -----
      TOTAL INTEREST EXPENSE...........................       1,291       1,223            3,855       3,583
                                                              -----       -----           ------       -----
NET INTEREST INCOME....................................       2,127       1,990            6,260       5,784
Provision for possible loan losses.....................          30          30               90          90
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES...........................       2,097       1,960            6,170       5,694
OTHER INCOME
Service fees on loan and deposit accounts..............         276         281              819         846
Other..................................................         257         207              716         833
                                                              -----       -----           ------       -----
      TOTAL OTHER INCOME...............................         533         488            1,535       1,679
OTHER EXPENSES
Salaries and employee benefits.........................         901         857            2,642       2,586
Net occupancy expense..................................         245         189              677         574
Other..................................................         425         395            1,202       1,158
                                                              -----       -----           ------       -----
      TOTAL OTHER EXPENSE..............................       1,571       1,441            4,521       4,318
                                                              -----       -----           ------       -----

INCOME BEFORE PROVISION FOR
   FEDERAL INCOME TAX..................................       1,059       1,007            3,184       3,055
Provision for Federal income tax.......................         295         277              881         850
                                                              -----       -----           ------       -----
NET INCOME.............................................         764         730            2,303       2,205
                                                              =====       =====           ======       =====
EARNINGS PER SHARE
Net Income.............................................       $1.29       $1.23            $3.88       $3.72
Cash Dividend Declared.................................       $0.28       $0.25            $0.84       $0.75

Item 2. Management's Discussion and Analysis of Financial Condition and the Results of Operations.

Financial Condition

New loan production continued through the third quarter of 1997, but on a slower pace than the second quarter and first quarter produced. New loan production has declined in each quarter. Net increases in loans totaled $2,081,000 year to date in 1997. Net increases in deposits for both interest bearing and non-interest bearing demand deposits totaled 19,000 for the quarter and totaled $1,032,000 for the year. Time and savings deposits increased $718,000 during the quarter. Year to date increased in Time and savings deposits totaled $750,000. Moderate deposit growth is characteristic of the Corporation's market.

Loan demand was met with cash provided deposit growth. Income from operations and net decreases in the investment portfolio resulted in net increases to cash and cash equivalents. Management expects continued loan growth during the fourth quarter and is remaining liquid to meet the demand from loan customers.

Results of Operations

Net income per share for the quarter was $1.29 resulting in year to date earnings per share of $3.88. The growth in loans was the primary contributor to increased interest income. Non interest income and expense categories remained at levels consistent with the Corporation's recent performance.

Risk Factors

Loan quality remains high. The reserve for loan losses to gross loans ratio is 1.61%. The non performing loans to total loans ratios is .78%. This ratio compares loans past due 90 days or more and loans in non-accrual status to total loans. This is an historically low ratio and indicates a high quality portfolio.

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

Part II.

Item 6.  Exhibits and Reports on Form 8-K.

      A) Not Applicable

      B) A Form 8-K has not been filed during the six months ended September 30, 1997.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COUNTY BANK CORP
Date November 11, 1997
                                        /s/ Joseph H. Black
                                        ---------------------------------
                                        Joseph H. Black, Treasurer

                              INDEX TO EXHIBITS



EXHIBIT NO.                     DESCRIPTION
-----------                     -----------

  EX-27                         Financial Data Schedule