Form 10-K
period 1997-12-31
COUNTY BANK CORP
filed 1998-03-30
CIK 830480

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

           _x_      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1997
                       Commission file number: 0-17482

           __    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from______ to______


                                County Bank Corp
                           Michigan   EIN 38-0746239
                     83 W. Nepessing St., Lapeer, MI 48446
                                 (810) 664-2977

      Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to Section 12(g) of the Act:

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

Yes__X__  No_____


The aggregate market value of the voting stock held by nonaffiliates of the registrant was $28,111,359.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date.

There are 593,236 shares of common stock ($5.00 par value) outstanding as of December 31, 1997.

The following documents are incorporated into the 10-K by reference:

The Annual Report to Shareholders, December 31, 1997, Part I, Part II.

Proxy Statement dated March 25, 1998, Part III.

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

The Corporation serves the County through the subsidiary Bank at seven locations. The main office is located at 83 W. Nepessing St., in downtown Lapeer. A drive-in location is located at the corner of Pine St. and Clay St., across from the main office. A full service office is located in the south end of Lapeer at 637 south M-24. Attica Township is served by a full service Attica Office located at 4515 Imlay City Rd. Full service offices are located in Elba Township at 5508 Davison Road and in Metamora Township on M-24, south of Lapeer. One Automated Teller Machines located Lapeer Regional Hospital, 1375 N. Main St., Lapeer. The Bank opened a full service branch located in a grocery store at Bryan's Market, 6002 N. Lapeer Rd., North Branch, MI.

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

The Corporation faces substantial competition for financial services. Our chief competitor is First of America Bank-Southeast, which has six branches throughout the County. Independent Bank Corp. of Ionia, MI. acquired Pioneer Bank and Kingston Bank which operate three locations in the Bank's market area. In 1997 Independent Bank Corp opened a loan production office in a Lapeer shopping center. First Chicago-NBD Bank, NA has a branch office north of the city limits of Lapeer. Citizens Commercial and Savings Bank of Flint also has a branch in the County. Tri-County Bank has offices in Imlay City and Almont. CSB Bank of Capac has an office in Imlay City and Oxford Bank opened an in Dryden. There are two offices of Citizen's Federal Savings and Loan. The County is served by two credit unions, Lapeer County School Employees Credit Union and the Lapeer County Community Credit Union. There are three securities brokers, First of Michigan Corp., Paine Webber & Co., and Edward D. Jones & Co. A number of other securities brokers serve the County through Flint offices. Comerica Bank operates a Comerimart branch in a local grocery store.

The Corporation is regulated as a bank holding company by the Board of Governors of the Federal Reserve System pursuant to the terms of the Bank Holding Company Act of 1956. This act requires the approval of the Federal Reserve Board before the Corporation may acquire or merge with any other banking institution, limits the activities that the Corporation may engage in to activities so closely related to banking or managing or controlling banks as to be a proper incident thereto, and



County Bank Corp 1997 10-K                                                Page 1
prohibits the Corporation from acquiring an interest in a bank located outside the state in which the operations of its subsidiaries are principally conducted, unless such acquisition is specifically authorized by the state in which the acquired bank is located. In November 1985, the State of Michigan passed legislation to allow interstate banking with neighboring states which also have laws that permit interstate banking. The Corporation is obligated to comply with the regulations of the Securities and Exchange Commission. As a state member institution, the Bank is obligated to comply with the regulations of the Federal Reserve Board and the regulations of the Financial Institutions Bureau (FIB) of the State of Michigan. The Financial Institutions Bureau of the State of Michigan has the authority to examine and regulate the Bank and works closely with the Federal Reserve Bank of Chicago coordinating alternate examinations of the Bank. The FIB has the authority to issue cease and desist orders against unsafe and unsound banking practices, and the authority to close a bank in the event it should become insolvent. In addition, the Bank's business is directly affected by the monetary policies of the Board of Governors of the Federal Reserve System. The Bank's deposits are insured by the Federal Deposit Insurance Corporation.

The Federal Deposit Insurance Corporation Improvement Act of 1991 creates a new statutory framework that applies to every insured depository institution a system of supervisory actions indexed to the capital level of the individual institution. The purpose of the statutory provision is to resolve the problems of insured depository institutions at the least possible long term loss to the deposit insurance fund. Five capital categories have been established from well capitalized to critically undercapitalized. Each category below well capitalized brings an increasing number of supervisory actions intended to strengthen the institution. These actions range from limitations on the acceptance of brokered deposits to requiring dismissal of management, divestiture of institutions by the parent, approval of capital distributions, and more. In addition, regulatory authority is expanded by the development of operating and management standards, review of executive compensation, increased accounting principles, and increased independence of Audit committees. The number of full time equivalent employees totaled 120 and 117 on December 31, 1997 and 1996 respectively.


County Bank Corp 1997 10-K                                                Page 2


Table I.                                    Average Assets (000's)             Income (000's)                     Yield (%)

Interest margin analysis as a %
of average earning                         1997      1996     1995        1997      1996     1995         1997     1996       1995
Assets
Securities:
US Gov't & agencies...................    29,482    31,543    35,477      1,956     1,994    2,110        6.63%    6.32%     5.95%
State and political subdivisions*.....    15,594    14,167    14,886      1,246     1,159    1,255        7.99%    8.18%     8.43%
Corporate securities..................        22        64       140          1         4        8        4.55%    6.25%     5.71%
Other securites.......................     1,206       854       579         38        35       32        3.15%    4.10%     5.53%
Total investment securities...........    46,304    46,628    51,082      3,241     3,192    3,405        7.00%    6.85%     6.67%

Bank time deposits....................         0         0         0          0         0        0        0.00%    0.00%     0.00%
Federal funds sold....................     5,209     4,657     3,053        286       248      179        5.49%    5.33%     5.86%
Loans:
Commercial loans*.....................    54,210    51,247    48,219      4,937     4,660    4,531        9.11%    9.09%     9.40%
Real estate mortgages.................    37,258    30,784    23,729      3,144     2,564    2,064        8.44%    8.33%     8.70%
Consumer loans........................    28,192    28,403    29,047      2,428     2,451    2,400        8.61%    8.63%     8.26%
Total loans...........................   119,660   110,434   100,995     10,509     9,675    8,995        8.78%    8.76%     8.91%

Total average earning assets..........   171,173   161,719   155,130     14,036    13,115   12,579        8.20%    8.11%     8.11%
Total average assets..................   181,270   172,312   165,081
Interest bearing liabilities:
Deposits:
NOW account deposits..................    41,132    37,176     29383      1,397     1,206      866        3.40%    3.24%     2.95%
Savings deposits......................    42,416    41,595    44,813      1,262     1,223    1,309        2.98%    2.94%     2.92%
Time deposits over $100,000...........     4,994     4,507     5,342        263       239      306        5.27%    5.30%     5.73%
Other time deposits...................    42,245    41,683    42,835      2,153     2,153    2,165        5.10%    5.17%     5.05%
Total deposits........................   130,787   124,961   122,373      5,075     4,821    4,646        3.88%    3.86%     3.80%

Federal funds purchased...............        34        16       129          2         1        8        5.88%    6.25%     6.20%
Long-term debt........................                             0          0         0        0        0.00%    0.00%     0.00%
Total interest bearing liabilities....   130,821   124,977   122,502      5,077     4,822    4,654        3.88%    3.86%     3.80%

Demand deposits.......................    28,648    27,121    24,908
Other liabilities.....................     1,465     1,355     1,079
Stockholders' equity..................    21,143    18,859    16,592
Total liabilities and stockholders'
  equity..............................   182,077   172,312   165,081

Interest expense as a % of average earning assets                                                         2.97%    2.98%     3.00%
Net interest margin/net interest yield as a %
  of average earning assets                                               8,959     8,293    7,925        5.23%    5.13%     5.11%
Net interest yield as a % of average assets                                                               4.92%    4.81%     4.80%

* A tax adjustment of $473, $449, and $465 has been added to 1997, 1996 and 1995 income respectively to reflect the impact of a 34% Federal income tax rate in each year. Non accruing loans are reported in their related categories and reduce the related yields.

Rate/volume variance analysis                             1996 vs 1995                                1995 vs 1994

                                      Change in   Change in     Change in    Total   Change in   Change in    Change in      Total
                                        Volume       Rate      Rate/volume            Volume       Rate      Rate/volume
Assets
Securities:
US Gov't & agencies                      (130)         99            (7)       (38)     (234)        133       (15)          (116)
State and political subdivisions*         117         (27)           (3)        87       (61)        (38)        2            (97)
Corporate securities                       (3)         (1)            1         (3)       (4)          1        (1)            (4)
Other securites                            14          (8)           (3)         3        15          (8)       (4)             3
Total investment securities                (2)         63           (12)        49      (284)         88       (18)          (214)

Bank time deposits                          0           0             0          0         0           0         0              0
Federal funds sold                         29           8             1         38        94         (16)       (9)            69
Loans:
Commercial loans*                         270           7             0        277       285        (146)       (9)           130
Real estate mortgages                     539          34             7        580       614         (88)      (26)           500
Consumer loans                            (18)         (5)            0        (23)      (53)        107        (3)            51
Total loans                               791          36             7        834       846        (127)      (38)           681

Total average earning assets              818         107            (4)       921       656         (55)      (65)           536

Interest bearing liabilities:
NOW account deposits                      128          57             6        191       230          87        23            340
Savings deposits                           24          15             0         39       (94)          9        (1)           (86)
Time deposits over $100,000                26          (2)            0         24       (48)        (23)        4            (67)
Other time deposits                        29         (29)            0          0       (58)         48        (2)           (12)
Total deposits                            207          41             6        254        30         121        24            175
Federal funds purchased                     1           0             0          1        (7)          0         0             (7)
Long-term debt                              0           0             0          0         0           0         0              0
Total interest bearing liabilities        208          41             6        255        23         121        24            168

Net Interest Income                       610          66           (10)       666       633        (176)      (89)           368


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


II.  Investment Portfolio

Refer to Footnote 3 of the accompanying financial statements on page 9 of the Annual Report to shareholders for the information required by this item, except for:

Weighted average yields on a tax equivalent basis:

                                                   Book           Yield (%)
                                                   Value (000's)
   US Government securities
   Maturity distribution:
   One year or less:                               $2,042            6.77
   Over one year through five years:                5,025            6.13
   Over five years through ten years:               3,980            7.65
   Over ten years:                                                     --

   State and political subdivisions
   Maturity distribution:
   One year or less:                                1,438            5.37
   Over one year through five years:                4,180            5.24
   Over five years through ten years:               6,776            5.33
   Over ten years:                                  6,633            5.21

   Mortgage-backed securities                      15,731            6.66

   Other securities                                 1,482            2.91




County Bank Corp 1997 10-K                                               Page 3

III.  Loan Portfolio

  A.  Types of Loans
      Refer to Footnote 4 of the accompanying financial statements on page 10 of the Annual Report to shareholders for the information required by this item.

  B. Maturities and Sensitivities of Loans to Changes in Interest Rates as of December 31, 1997. (000's)



 Commercial Loans

 Fixed rate loans with a maturity of:
 Three months or less                                             $ 2,961
 Over three months through twelve months                            4,996
 One year through five years                                       21,102
 Over five years                                                      709
                                                                  -------
 Total fixed rate loans                                            29,768

 Floating rate loans
  with a repricing frequency of:
  Quarterly or more frequently                                     24,301
                                                                  -------

  Total Commercial loans                                          $54,069
                                                                  =======
 Real-estate construction loans:
 Fixed rate loans with a maturity of
 over three months through twelve months:                             235
                                                                  =======

 C. Risk Elements.

 1.  Nonaccrual, Past Due and Restructured Loans.  (000's)

                                                    12/31/97     12/31/96
 Loans 90 days past due and still accruing
 Commercial loans                                        111           12
 Real estate loans                                       124            0
 Installment loans                                        31           30
                                                      ------       ------
   Total loans 90 days past due                          266           42
                                                      ======       ======

 Non-accruing loans
 Commercial loans                                        642          302
 Real estate loans                                       170            0
 Installment loans                                        82           23
                                                      ------       ------
   Total non accruing loans                              894          325
                                                      ======       ======

 There were no restructured loans.

 For the year ended 1997, if the loans reported as nonaccrual loans had earned at the contracted interest rate, $87,000 of interest income would have been recorded. No interest income was recorded on these loans in 1997.



County Bank Corp 1997 10-K                                               Page 4

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

 2.  Potential Problem Loans.

 As of December 31, 1997 management identified seven potential problem loans in the commercial loan portfolio. The seven loans totaled $655,000 and management allocated $70,000 of the allowance for loan losses for these credits.

 3. Foreign Outstandings

 Not Applicable

 4.  Loan Concentrations

 As of December 31, 1997 there were no loan concentrations other than those categories already reported that exceed 10% of total loans.

 D. Other Interest Bearing Assets

 As of December 31, 1997, there was no other interest bearing assets that would have been classified 90 days past due and still accruing if it were a loan.

IV.  Summary of Loan Loss Experience

  Analysis of Allowance for Loan Losses (000's)



                                                 12/31/97        12/31/96
Balance at beginning of period                     $1,805          $1,687
Charge offs:
Commercial                                              0              62
Real-estate                                             0               0
Installment                                            59              48
Construction                                            0               0
                                                   ------          ------
   Total charge offs                                   59             110

Recoveries:
Commercial                                             63              72
Real-estate                                             0               0
Installment                                            28              36
Construction                                            0               0
                                                   ------          ------
   Total Recoveries                                    91             108
   Net Charge offs                                    (32)              2
                                                   ------          ------
Provision charged to operations                       120             120

Balance at end of period                           $1,957          $1,805
                                                   ======          ======

Ratio of net charge offs during the period
to average loans during the period                  -0.03%           0.03%



 Net Charged off loans resulted in net recoveries of $32,000 in 1997. Loan growth continued to be strong in 1997. Management allocated $120,000 from earnings to maintain a strong loan to deposit ratio of 1.58%


County Bank Corp 1997 10-K                                               Page 5

 Net charged off loans totaled $2,000 in 1996. The Reserve for loan losses totaled 1.53% of total loans on December 31, 1996. Management provided $120,000 from earnings to the reserve in order to maintain the high level of protection. Loans have been growing aggressively, and management intends to maintain a high quality portfolio with solid protection for the future.

 B. Allocation of the Allowance for Loan Losses (000's)

                                 1997                                 1996

 Balance at December 31, Applicable to:

                                Amount       % of loans              Amount          % of loans
                                             in category                             in category
                                             to total                                to total
                                             loans                                   loans
 Commercial                       179          43.75%                  181           43.40%
 Real-estate mortgage               0          31.82%                    0           27.83%
 Installment                       48          21.96%                   35           26.36%
 Construction                     ---           2.47%                  ---            2.41%
 Unallocated                    1,730            N/A                 1,589            N/A
                               ------                               ------
                               $1,957         100.00%               $1,805          100.00%
                               ======                               ======

 V. Deposits

 A. Refer to Item I of the Guide 3 statistical disclosures for a presentation of the information required by this item.

 B. Not applicable

 C. Not applicable

 D. Maturities of time certificates of deposits of $100,000 or more.  (000's)

  Three months or less                                 $2,698
  Over three months through six months                    549
  Over six months through twelve months                   916
  Over twelve months                                    1,706
                                                       ------
                                                       $5,869
                                                       ======

  E.  Not applicable

County Bank Corp 1997 10-K                                               Page 6

 VI.  Return on Equity and Assets.                1997            1996
 Return on assets (%)                             1.74            1.73
 Return on equity (%)                            15.00           15.80
 Dividend payout ratio (%)                       31.90           30.46
 Equity to assets ratio (%)                      11.61           10.94


 VII.  Short-Term Borrowings
 Not applicable

 ITEM 2.  PROPERTY

 The following is a tabulation of facilities owned by the Bank.


                               App. Building                  Date
 Description/Location           Square Feet                 Occupied

 Main Office                      34,948                     09/15/02
 83 W. Nepessing St.
 Lapeer, MI

 Elba Office                       3,744                     10/22/85
 5508 Davison Rd
 Lapeer, MI

 Pine-Clay Office                    528                     01/05/68
 305 Pine St.
 Lapeer, MI

 Southgate Office                  1,700                     11/02/70
 637 S. Main St.
 Lapeer, MI

 Attica Office                     4,158                     06/27/79
 4515 Imlay City Rd.
 Attica, MI

 Land directly east of                                       01/01/79
 the Southgate office.

 Metamora Office                   2,668                     09/18/89
 3414 S. Lapeer Rd
 Metamora, MI


County Bank Corp 1997 10-K                                               Page 7

 ITEM 3.  LEGAL PROCEEDINGS

 No material legal proceeding is pending to which the Corporation or the Bank is party, or of which any of their property is the subject.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Not applicable.

 PART II

 The information called for by the items within this part is included in the Corporation's Annual Report to shareholders for the year ended December 31, 1997, and is incorporated herein by reference, as follows:


 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
 STOCKHOLDER MATTERS.

 Page 16


 ITEM 6.  SELECTED FINANCIAL DATA.

 Page 15, except for: (000's)

                            1997           1996                1995         1994            1993
 Total Assets           $186,841       $177,786            $169,877     $166,666        $157,664
 Long Term Debt               $0             $0                  $0           $0              $0

County Bank Corp 1997 10-K                                               Page 8

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EARNINGS

Major components of the operating results of the Corporation for 1997, 1996, and 1995 are presented in the accompanying table, Summary of Operations. A discussion of these results is presented in greater detail in subsequent pages.

Summary of Operations


                                                 1997           1996         1995            1994         1993
  Interest income                              13,556         12,666       12,114          10,768       10,492
  Interest expense                              5,162          4,823        4,654           3,858        4,023
                                               ------         ------       ------          ------       ------
  Net interest income                           8,394          7,843        7,460           6,910        6,469
  Provision for possible loan losses              120            120          240             120          275
  Net interest income after provision          ------         ------       ------          ------       ------
     for possible loan losses                   8,274          7,723        7,220           6,790        6,194
  Other income                                  2,166          2,216        1,971           1,800        1,666
  Other expenses                                6,064          5,739        5,669           5,624        5,507
                                               ------         ------       ------          ------       ------
  Income before provision for
     Federal income tax                         4,376          4,200        3,522           2,966        2,353
  Provision for Federal income taxes            1,215          1,220          948             848          596
                                               ------         ------       ------          ------       ------
  Net income                                    3,161          2,980        2,574           2,118        1,757
  Per Share                                    ======         ======       ======          ======       ======
  Net income                                     5.33           5.02         4.34            3.57         2.96
                                               ======         ======       ======          ======       ======
  Dividends declared                             1.70           1.53         1.27            1.04         0.87
                                               ======         ======       ======          ======       ======


Net Interest Income

The Bank experinced strong loan demand on 1997. Total growth in loans was 5.2%. This is less than the11.7% growth the Bank experienced in 1996. The Bank sold $1,671,000 of mortgages and $1,729,000 if student loans to the seconcday markets. Total loan grwoth adjusted for these sales was 8.1%. Deposit growth was 4.1%. Most growth took place in demand deposit and interestbearing demand deposit categories. Both categories increased 8% over 1996 year end balances. The Bank's loan to deposit ratio increased to 75.9%. Net interest yield on a Federal tax equivalent (FTE) basis as a percent of average assets was 4.9%, 4.8% and 4.8% for 1997, 1996 and 1995, respectively. The FTE adjustment is derived by deviding tax exempt interest interest income by .66 to reflect the Corporation's 34% tax rate.



County Bank Corp 1997 10-K                                               Page 9

Rate sensitivity analysis (000's), December 31, 1996


Repricing period in days                       0-30        31-90       91-180         181-365          0-365         Over 365
Rate sensitive assets (RSA)
Federal funds sold                            3,550            0            0               0          3,550                0
Investment securities                         8,918          310        1,903           2,972         14,103           33,184
Loans                                        29,679        2,487        4,350           8,758         45,274           78,330
                                            -------       ------       ------         -------        -------          -------
   Total rate sensitive assets               42,147        2,797        6,253          11,730         62,927          111,514
Rate sensitive liabilities (RSL)
Demand deposits                              44,359            0            0               0         44,359           29,741
Savings deposits                             20,326            0            0               0         20,326           20,250
Time deposits                                14,630        3,258        3,630           9,033         30,551           17,693
                                            -------       ------       ------         -------        -------          -------
   Total rate sensitive liab.                79,315        3,258        3,630           9,033         95,236           67,684

Repricing gap (RSA-RSL)                     (37,168)        (461)       2,623           2,697        (32,309)          43,830
As a percent of capital                      -166.8%        -2.1%        11.8%           12.1%        -145.0%           196.7%
As a percent of total assets                  -19.9%        -0.2%         1.4%            1.4%         -17.3%            23.5%

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

Activity related to the reserve for possible loan losses resutled in net recoveries of $32,000 in 1997. Net charged off loans were $2,000 in 1996, and $177,000 in 1995. Provisions for possible loan losses were $120,000, $120,000 and $240,000 for the respective periods. The ratio of reserve for possible loan lossed to gross loans was 1.6%, 1.5% and 1.6% on December 31, 1997, 1996 and 1995, respectively.

Non-interest Income

Non-interest income is composed of trust department income, service charges on deposit accounts, fees for providing other services to customers, gains on securities sales and other income. Service charges on deposit accounts declined 5.1% in 1997 following a 3.5% increase in 1996. Nonsufficient funds and overdraft fee income declined although demand accounts and balances increased. Service charges on demand accounts decreased as customers chose accounts where fees are offset by deposit balances. Other income declined 7.5% in 1997 primarily due to the high volume of other income posted in 1996. The Bank posted a recovery of previously accrued expenses of $70,000 provided to cover environmental costs of a property in other real estate that carried no book value. The property was sold in 1997 for $20,000 with



County Bank Corp 1997 10-K                                               Page 10
limited environmental costs. Other income in 1996 increased 28.1% as a result of the repayment of two loans that were previously carried as nonaccrual loans. The customers were on the way to working out their problems and the loans were renewed on an accrual basis. The interest that was earned during the period of nonaccrual was capitalized in the renewed loan. This interest was carried in the general ledger as deferred credits until the customers fully established their improved repayment capability. The deferred credits were recorded as income on an interest basis as the new loans were repaid. Both properties were sold, and the Bank recovered all of its investment. The deferred credits were booked directly to other income rather than interest income so that comparative yield calculations would not be distorted. The total amount of deferred credits posted to other income total $242,000.

Non-interest expense

Major components of non-interest expense are salaries and employee benefits, occupancy and equipment expenses, and other operating expenses. Salaries and employee benefits, the largest component of non-interest expense, increased 4.2% in 1997 after a 4.0% increase in 1996. Full time equivalent employees increased to 120 at year end 1997 from 117 at year end 1996. Occupancy expenses increased 26.3% after a 4.8% increase in 1996. This was primarily the result of increased depreciation expenses as a result of remodeling older areas of the Bank's main office building and expenses of conversion to a new computer system in late 1997. Other expenses decreased by 1.3%.

The Corporation recognizes potential risk if data processing systems important to its operations and the operations of key suppliers fail to properly recognize the year 2000. Consequently, the Corporation is analyzing the risks and measuring the costs of mitigating the risks. The Corporation does not believe further costs to avoid the risks will be significant.

FINANCIAL CONDITION

Average assets for the Corporation totaled $181,270,000, $172,312,000 and $165,081,000 for 1997, 1996, and 1995, respectively. This 5.1% growth in average assets improved from 4.4% in 1996. The increase was supported by 4.8% growth in average deposits. Average loans grew 8.3% in 1997. The Corporation continues to increase the loans to deposits ratio resulting in increased interest margins and net income.

Liquidity

The anticipated liquidity requirements of the Corporation can be met by upstreaming dividends from the subsidiary Bank. Refer to footnote 11 of the accompanying financial statements for a discussion of the restrictions on undivided profits of the subsidiary. The anticipated cash needs of the Corporation are for the payment of dividends to current stockholders.
Dividends upstreamed to the Corporation were $1,009,000 in 1997 and $908,000 in 1996.

The estimated value of U.S. Government and U.S. Government Agency securities totaled 17.1% of total deposits on December 31, 1997. This percentage for 1996 was 20.4. The Corporation is able to meet normal demands for liquidity through loan repayments, securities payments and deposit growth.

CAPITAL

The Corporation's return on equity reached 15.0% in 1997, a slight decline from the 15.8% return achieved in 1996 and the 15.5% return earned in 1995. Effective December 31, 1992 the Bank is required to maintain capital in excess of 8.0% of risk-based assets as defined by the Federal reserve Board. Refer to footnote 13 of the accompanying financial statements for a tabular presentation of the Corporations capital adequacy.

The Corporation's Board of Directors declared a $4.00 per share cash dividend to shareholders of record on April 10, 1998 to be paid on April 24, 1998 at its March 18, 1998 Board meeting. This one time cash dividend recognizes the support of the Corporations' shareholders, acknowledges the Corporations high levels of capital and still maintains protection for our depositors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Pages 3-13




County Bank Corp 1997 10-K                                              Page 11

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

PART III

The information called for by the items within this part is included in County Bank Corp's 1997 Proxy Statement and is incorporated herein by reference, as follows:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Pages 3-4 except for:


  Executive Officers                  Ages         Office                  Service
  Curt Carter                          53          Employee                32 Years
    Officer                                        President                9 Years
    Present Term                                                            9 Years
  Patrick F. Brown                     50          Employee                 11 Years
    Officer                                        Vice President           9 Years
    Present Term                                                            9 Years
  Laird A.  Kellie                     52          Employee                 15 Years
    Officer                                        Secretary                9 Years
    Present Term                                                            9 Years
  Joseph H. Black                      48          Employee                 8 Years
    Officer                                        Treasurer                8 Years
    Present Term                                                            8 Years

11.  EXECUTIVE COMPENSATION.

Page 6

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Page 2.


                                           Number of                   Percentage of
  Director                                  Shares                     Outstanding Stock
  Dr. David H. Bush                          22,028                         3.71
  Micheal H. Blazo                           10,006                         1.69
  Curt Carter                                 3,404                         0.38
  Thomas K. Butterfield                      14,700                         2.48
  A. Edward LaClair                           6,054                         1.03
  Tim Oesch                                   1,416                         0.24
  Charles G. Scheidegger                      4,343                         0.74
  Patrick A. Cronin                             732                         0.13
  Ernest W. LeFever                             200                         0.04


Executive Officers and Directors, as a group, own 63,413 shares or 10.69% of the 593,236 total outstanding shares of common stock of the Corporation as of December 31, 1997.


County Bank Corp 1997 10-K                                              Page 12

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Page 6

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
(a) (1) The following financial statements of the Corporation and the Bank are included in the Annual Report to its shareholders for the year ended 1997 and are incorporated herein by reference in Item 8:

Balance sheets--December 31, 1997 and 1996              Page 3
Statements of income--years ended
  December 31, 1997, 1996, and 1995                     Page 5
Statements of changes in shareholder's equity
  years ended December 31, 1997, 1996 and 1995          Page 4
Statements of cash flows
  years ended December 31, 1997, 1996 and 1995          Page 6
Notes to financial statements Pages 7-13
Report of Independent Public Accountants,
  dated January  30, 1998                               Page 14

(a)(2) Not applicable.

(a)(3) The following exhibits are required to be filed with this report by item 14(c):

    (3) Articles of Incorporation and By-laws (previously filed as Exhibits to the Corporation's registration statement on form 8-A, filed January 24, 1989 and incorporated herein by reference).

   (13) Annual Report to Shareholders for the year ended December 31, 1997 (filed herewith)

   (22) Subsidiary of Registrant: Lapeer County Bank & Trust Co., a Michigan corporation.

   (23) Consent of Experts and Counsel: Letter of consent from Plante & Moran, LLP Dated March 25, 1998

(b) No reports on form 8-K were filed during the last quarter of the year covered by this report.

(c) See (a)(3)

(d) Not applicable.

County Bank Corp 1997 10-K                                              Page 13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                           County Bank Corp


                                           Curt Carter
                                           ----------------------------
                                           President


                                           Joseph H. Black
                                           ----------------------------
                                           Treasurer


 Thomas K. Butterfield                     Timothy Lee Oesch
 ---------------------------               ----------------------------


 David H. Bush, O.D.                       Ernest W. Lefever, DPM
 ---------------------------               ----------------------------


 Michael H. Blazo                          Patrick A. Cronin
 ---------------------------               ----------------------------



County Bank Corp 1997 10-K                                              Page 14

                                Exhibit Index
                                -------------





Exhibit No.                     Description
-----------                     -----------

   13                           Annual Report to Shareholders

   23                           Consent of Independent Auditors

   27                           Financial Data Schedule

