Form 10-Q
period 1998-03-31
COUNTY BANK CORP
filed 1998-05-15
CIK 830480

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C 20549

         _x_      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                                  For the Quarter Ended March 31, 1998
                                  Commission file number: 0-17482

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

There are 593,236 shares of common stock ($5.00 par value) outstanding as of March 31, 1998.

                               COUNTY BANK CORP

                                  FORM 10-Q

                     For the Quarter Ended March 31, 1998

                                    INDEX


PART I: FINANCIAL INFORMATION                                             PAGE

    Item 1.  Financial Statements                                          2
      - Introduction -

      - Balance Sheets -                                                   3
      At March 31, 1998 and December 31, 1997

      - Statements of Income -                                             4
      For the three months ended March 31, 1998 and 1997

     - Statement of Cash Flows -                                           5
     For the three months ended March 31, 1998 and 1997

    Item 2. Management's Discussion and Analysis of                        6
  Financial Condition and Results of Operations

PART II: OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K                               7


All items except those set forth above are inapplicable and have been omitted.


SIGNATURES                                                                 8

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


CONSOLIDATED STATEMENTS
BALANCE SHEETS (in thousands)                                                      MARCH 31                 DECEMBER 31
                                                                                     1998                       1997
ASSETS
Cash and due from banks...................................................            9,406                     7,963
Investment securities available for sale..................................           16,687                    18,233
Investment securities held to maturity....................................           29,159                    27,699
                                                                                    -------                   -------
    Total investment securities...........................................           45,846                    45,932
Federal funds sold .......................................................            5,800                     4,000
Loans.....................................................................          123,449                   118,772
   Less: Reserve for possible loan losses.................................            1,969                     1,849
                                                                                    -------                   -------
      Net loans...........................................................          121,480                   116,923
Bank premises & equipment.................................................            3,308                     2,678
Interest receivable and other assets                                                  2,681                     2,595
                                                                                    -------                   -------
   TOTAL ASSETS...........................................................          188,521                   180,091
                                                                                    =======                   =======

LIABILITIES & STOCKHOLDERS' EQUITY


LIABILITIES
Deposits:
   Demand.................................................................           76,372                    67,949
   Savings................................................................           40,259                    43,894
   Time ..................................................................           47,287                    46,455
                                                                                    -------                   -------
     Total deposits.......................................................          163,918                   158,298
Interest payable and other liabilities....................................            4,042                     1,437
                                                                                    -------                    ------

   TOTAL LIABILITIES......................................................          167,960                   159,735

STOCKHOLDERS' EQUITY
Common stock-$5.00 par value, 1,200,000 shares authorized,
 593,236 shares outstanding...............................................            2,966                     2,966
Surplus...................................................................            8,634                     8,634
Undivided profits.........................................................            8,243                     8,637
Unrealized losses on securities available for sale.......................               718                       119
                                                                                    -------                   -------
   TOTAL STOCKHOLDERS' EQUITY.............................................           20,561                    20,356
                                                                                    -------                   -------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................          188,521                   180,091
                                                                                    =======                   =======

CONSOLIDATED INCOME STATEMENTS
(in thousands)                                                                  THREE MONTHS
                                                                                   ENDED
                                                                                  MARCH 31
INTEREST INCOME                                                           1998                1997

Interest and fees on loans.........................................        2,690                 2,523
Interest on investment securities: ................................          710                   717
Interest on Federal funds sold.....................................           35                    33
                                                                           -----                 -----
      TOTAL INTEREST INCOME........................................        3,435                 3,273
INTEREST EXPENSE
   Demand deposits.................................................          565                   528
   Savings deposits................................................          111                   117
   Time deposits...................................................          642                   609
   Borrowed funds..................................................            2                     -
                                                                           -----                ------
      TOTAL INTEREST EXPENSE.......................................        1,320                 1,254
                                                                           -----                ------
NET INTEREST INCOME................................................        2,115                 2,019
Provision for possible loan losses.................................           30                    30
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES.......................................        2,085                 1,989
OTHER INCOME
Service fees on loan and deposit accounts..........................          267                   270
Other..............................................................          240                   230
                                                                           -----                ------
      TOTAL OTHER INCOME...........................................          507                   500
OTHER EXPENSES
Salaries and employee benefits.....................................          894                   871
Net occupancy expense..............................................          248                   208
Other..............................................................          403                   391
                                                                           -----                ------
      TOTAL OTHER EXPENSE..........................................        1,545                 1,470
                                                                           -----                ------

INCOME BEFORE PROVISION FOR
   FEDERAL INCOME TAX..............................................        1,047                 1,019
Provision for Federal income tax...................................          283                   275
                                                                           -----                 -----
NET INCOME.........................................................          764                   744
                                                                           =====                 =====

EARNINGS PER SHARE
Net Income.........................................................         1.29                  1.25
Cash Dividend Declared.............................................         4.31                  0.28


STATEMENT OF CASH FLOWS                                                          THREE MONTHS ENDED
(in thousands)                                                                         MARCH 31
                                                                             1998                  1997
Cash flows from operating activities
Net income.........................................................             764                   744
Adjustments to reconcile net income to net
  cash provided from operating activities:
Depreciation and amortization .....................................              95                   117
Provision for loan losses..........................................              30                    30
Net amortization and accretion of securities ......................             (39)                   51
Deferred income taxes..............................................               0                     0
Net gain on sale of Investment securities..........................               0                     0
(Gain) loss on other real estate owned ............................               0                    (7)
Net change in accrued interest receivable .........................            (540)                 (366)
Net change in accrued interest payable and other ..................              29                    31
                                                                            -------               -------

Net cash provided by operating activities..........................             339                   600
                                                                            -------               -------


Cash flows from investing activities
Proceeds from sale of investment securities: AFS ..................               0                     0
Proceeds from maturities of investment securities: AFS ............           2,675                   970
Proceeds from maturities of investment securities: HTM ............             166                   820
Purchase of investment securities: AFS ............................          (1,028)                    0
Purchase of investment securities: HTM ............................            (222)                 (491)
Net (increase) decrease in loans...................................             139                (1,312)
Proceeds from the sale of Other Real Estate .......................               0                    13
Premises and equipment expenditures ...............................            (237)                  (77)
                                                                            -------               -------

Net Cash provided from (used in) investing activities .............           1,493                   (77)
                                                                            -------               -------

Cash flows from financing activities
Net increase (decrease) in interest bearing
  and non-interest bearing demand accounts ........................           2,272                  (665)
Net increase (decrease) in savings and time deposits...............          (1,274)                2,445
Cash dividends paid................................................            (184)                 (166)
                                                                            -------               -------

Net Cash provided from (used in) financing activities..............             814                 1,614
                                                                            -------               -------


Net increase in cash and equivalents ..............................           2,646                 2,137
Cash and equivalents at beginning of year .........................          12,560                 9,826
                                                                            -------               -------

Cash and equivalents at end of period .............................          15,206                11,963
                                                                            =======               =======

Cash paid for:
Interest...........................................................          1,320                  1,255
Income taxes.......................................................              0                      0

Item 2. Management's Discussion and Analysis of Financial Condition and the Results of Operations.

Financial Condition

Net changes in loans contributed $139,000 to cash during the first quarter of 1998. This compares to loan growth of $1,312,000 in the first quarter of 1998. Deposits also contributed to cash during the quarter as the bank experienced strong growth in demand deposit categories. Investments activities also contributed to cash as payments on mortgage-backed securities and most maturing loans were not reinvested. The Corporation continued to maintain its 75% loan to deposit ratio.

Results of Operations

Net income for the quarter increased 2.7% over the first quarter of 1997. Earnings per share reached $1.29. Non interest income and expense categories remained at levels consistent with the Corporation's recent performance.

Risk Factors

Loan quality remains high. The reserve for loan losses to gross loans ratio is 1.59%. The non performing loans to total loans ratios is 1.07%. This ratio compares loans past due 90 days or more and loans in non-accrual status to total loans. This is an historically low ratio and indicates a high quality portfolio.

The Corporation remains liability sensitive in relation to the risk of changes in interest rates. The demand for residential mortgages remains strong in the market area. Options to maintain both repricing opportunities for assets and market tendencies for deposits are under constant review.

Capital

Strong net income performance and conservative dividend payments result in increased capital. The moderate growth results in improving capital ratios. The Board of Directors of the Corporation declared a one time $4.00 per share dividend payable April 24, 1998 to shareholders of record on April 10, 1998 at the March 18, 1998 meeting. This action recognizes the high levels of capital, acknowledges the support of the shareholder and maintains adequate protection for the depositors.

Part II.

Item 6.  Exhibits and Reports on Form 8-K.

    A) Not Applicable

    B) A Form 8-K has not been filed during the three months ended March 31, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              COUNTY BANK CORP


                                                  Joseph H. Black
Date May 09, 1997                             --------------------------------
                                              Joseph H. Black, Treasurer

                              INDEX TO EXHIBITS

EXHIBIT NO.                     DESCRIPTION
-----------                     ----------

27                              Financial Data Schedule