Form 10-Q
period 1998-06-30
COUNTY BANK CORP
filed 1998-08-13
CIK 830480

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C 20549

         x        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        ---         THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended June 30, 1998
                       Commission file number: 0-17482

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        ---         THE SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from         to
                                                        -------    --------

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

Yes  X    No
    ---      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.

There are 593,236 shares of common stock ($5.00 par value) outstanding as of June 30, 1998.

                                COUNTY BANK CORP

                                   FORM 10-Q

                      For the Quarter Ended June 30, 1998

                                     INDEX


PART I: FINANCIAL INFORMATION                                               PAGE

     Item 1.  Financial Statements                                            2
            Introduction-

            Balance Sheets -                                                  3
          At June 30, 1998 and December 31, 1997

            Statements of Income -                                            4
          For the three months and six months ended June 30, 1998 and 1997

            Statement of Cash Flows -                                         5
          For the three months and six months ended June 30, 1998 and 1997

     Item 2.  Management's Discussion and Analysis of                         6
          Financial Condition and Results of Operations

PART II: OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K                                  7


All items exept those set forth above are inapplicable and have been omitted.


SIGNATURES                                                                    8

Part I - Financial Information

Item I - Financial Statements

Introduction to Financial Statements

The consolidated financial statements of County Bank Corp and subsidiary, Lapeer County Bank & Trust Co., have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with financial statements and the notes thereto included in County Bank Corp's Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1997.

The financial information presented reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of mangement, necessary for a fair statement of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the year.

CONSOLIDATED STATEMENTS
BALANCE SHEETS (in thousands)

                                                                    JUNE 30            DECEMBER 31
                                                                     1998                 1997
ASSETS
Cash and due from banks........................................          9,490                9,010
Investment securities available for sale........................        17,581               18,223
Investment securities held to maturity.........................         29,282               29,064
                                                                      --------             --------
    Total investment securities................................         46,863               47,287
Federal funds sold ............................................          6,650                3,550
Loans..........................................................        121,106              123,604
   Less: Reserve for possible loan losses......................          2,006                1,957
                                                                      --------             --------
      Net loans................................................        119,100              121,647
Bank premises & equipment......................................          3,398                3,206
Interest receivable and other assets...........................          1,819                2,141
                                                                      --------             --------
   TOTAL ASSETS................................................        187,320              186,841
                                                                      ========             ========
LIABILITIES & STOCKHOLDERS' EQUITY


LIABILITIES
Deposits:
   Demand......................................................         74,526               74,100
   Savings.....................................................         42,196               40,576
   Time .......................................................         47,825               48,243
                                                                      --------             --------
     Total deposits............................................        164,547              162,919
Interest payable and other liabilities.........................          1,528                1,640
                                                                      --------             --------

   TOTAL LIABILITIES...........................................        166,075              164,559
STOCKHOLDERS' EQUITY

Common stock-$5.00 par value, 1,200,000 shares authorized and
 593,236 shares outstanding ...................................          2,966                2,966
Surplus........................................................          8,634                8,634
Undivided profits..............................................          8,842               10,035
Unrealized gains on securities available for sale                          803                  647
                                                                      --------             --------
   TOTAL STOCKHOLDERS' EQUITY..................................         21,245               22,282
                                                                      --------             --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................        187,320              186,841
                                                                      ========             ========

CONSOLIDATED INCOME STATEMENTS
(in thousands)

                                                                 THREE MONTHS                FOR THE SIX MONTH
                                                                   ENDED                          ENDED
                                                                  JUNE 30                        JUNE 30
INTEREST INCOME                                              1998           1997           1998           1997
Interest and fees on loans.........................          2,698         2,614          5,388          5,137
Interest on investment securities:                             673           696          1,383          1,413
Interest on Federal funds sold.....................             85           114            120            147
                                                            ------        ------         ------         ------
      TOTAL INTEREST INCOME........................          3,456         3,424          6,891          6,697
INTEREST EXPENSE
   Demand deposits.................................            215           152            780            680
   Savings deposits................................            473           546            584            663
   Time deposits...................................            639           610          1,281          1,219
   Borrowed funds..................................              0             2              2              2
                                                            ------        ------         ------         ------
      TOTAL INTEREST EXPENSE.......................          1,327         1,310          2,647          2,564
                                                            ------        ------         ------         ------
NET INTEREST INCOME................................          2,129         2,114          4,244          4,133
Provision for possible loan losses.................             30            30             60             60
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES.......................          2,099         2,084          4,184          4,073
OTHER INCOME
Service fees on loan and deposit accounts..........            279           273            546            543
Other..............................................            255           229            495            459
                                                            ------        ------         ------         ------
      TOTAL OTHER INCOME...........................            534           502          1,041          1,002
OTHER EXPENSES
Salaries and employee benefits.....................            913           870          1,807          1,741
Net occupancy expense..............................            247           224            495            432
Other..............................................            397           386            800            777
                                                            ------        ------         ------         ------
      TOTAL OTHER EXPENSE..........................          1,557         1,480          3,102          2,950
                                                            ------        ------         ------         ------
INCOME BEFORE PROVISION FOR
   FEDERAL INCOME TAX..............................          1,076         1,106          2,123          2,125
Provision for Federal income tax...................            292           311            575            586
                                                            ------        ------         ------         ------
NET INCOME.........................................            784           795          1,548          1,539
                                                            ======        ======         ======         ======
EARNINGS PER SHARE
Net Income.........................................          $1.32         $1.34          $2.61          $2.59
Cash Dividend Declared.............................          $0.31         $0.28          $4.62          $0.56

STATEMENT OF CASH FLOWS
(in thousands)


                                                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                  JUNE 30                     JUNE 30
                                                                             1998          1997         1998           1997
Cash flows from operating activities
Net income......................................................              784          795          1,548         1,539
Adjustments to reconcile net income to net
  cash provided from operating activities:
Depreciation and amortization...................................               97          148            192           265
Provision for loan losses.......................................               30           30             60            60
Net amortization and accretion of securities....................              (41)          45            (80)           96
Deferred income taxes...........................................                0            0              0             0
Net gain on sale of investment securities.......................                0            0              0             0
(Gain) loss on other real estate owned..........................                0           (6)             0           (13)
Net change in accrued interest receivable.......................              862          218            322          (148)
Net change in accrued interest payable and other................             (141)        (156)          (112)         (125)
                                                                           ------       ------         ------        ------
Net cash provided by operating activities.......................            1,591        1,074          1,930         1,674
                                                                           ------       ------         ------        ------

Cash flows from investing activities
Proceeds from sale of investment securities: AFS................                0            0              0             0
Proceeds from maturities of investment securities: AFS.............           241        2,042          2,916         3,012
Proceeds from maturities of investment securities: HTM..........              365        1,085            531         1,905
Purchase of investment securities: AFS..........................           (1,008)        (325)        (2,036)         (325)
Purchase of investment securities: HTM..............................         (447)      (1,876)          (669)       (2,367)
Net (increase) decrease in loans................................            2,344         (506)         2,483        (1,818)
Proceeds from the sale of Other Real Estate.....................                0           74              0            87
Premises and equipment expenditures.............................             (224)          (7)          (461)          (84)
                                                                           ------       ------         ------        ------
Net Cash provided from (used in) investing activities                       1,271          487          2,764           410
                                                                           ------       ------         ------        ------
Cash flows from financing activities
Net increase (decrease) in interest bearing
  and non-interest bearing demand accounts......................           (1,846)       1,678            426         1,013
Net increase (decrease) in savings and time deposits............            2,475       (2,413)         1,201            32
Cash dividends paid.............................................           (2,557)        (166)        (2,741)         (332)
                                                                           ------       ------         ------        ------
Net Cash provided from (used in)financing activities............           (1,928)        (901)        (1,114)          713
                                                                           ------       ------         ------        ------

Net increase (decrease) in cash and equivalents.................              934          660          3,580         2,797
Cash and equivalents at beginning of year                                  15,206       11,963         12,560         9,826
                                                                           ------       ------         ------        ------
Cash and equivalents at end of period                                      16,140       12,623         16,140        12,623
                                                                           ======       ======         ======        ======
Cash paid for:
Interest........................................................            1,788        1,384          3,108         2,564
Income taxes....................................................              562          379            562           379

Item 2. Management's Discussion and Analysis of Financial Condition and the Results of Operations.

Financial Condition

Cash dividends paid totaled $2,557,000 for the second quarter. A one time dividend of $4.00 per share was paid on April 24, 1998. This dividend was in addition to a regular quarterly dividends of $184,000 paid in March and June. Net loans decreased $2,344,000 during the quarter. Net increases in deposits totaled $629,000. Net activity in the investment portfolio resulted in a use of cash of $849,000. Premises and equipment expenditures totaled $224,000 for the quarter. Net cash provided by operating activities resulted in cash contributions of $1,591,000.

Results of Operations

Net income for the quarter increased 2.6% over the first quarter of 1998 Earnings per share reached $1.32. Noninterest income and expense categories remained at levels consistent with the Corporation's recent performance.

Risk Factors

Loan quality remains high. The reserve for loan losses to gross loans ratio is 1.66%. The non performing loans to total loans ratios is .89%. This ratio compares loans past due 90 days or more and loans in non-accrual status to total loans. This is an historically low ratio and indicates a high quality portfolio.

The Corporation remains liability sensitive in relation to the risk of changes in interest rates. The demand for residential mortgages remains strong in the market area. Options to maintain both repricing opportunities for assets and market tendencies for deposits are under constant review.

Capital

Strong net income performance and conservative dividend payments result in increased capital. The moderate growth results in improving capital ratios. The Board of Directors of the Corporation declared a one time $4.00 per share dividend payable April 24, 1998 to shareholders of record on April 10, 1998 at the March 18, 1998 meeting. This action recognized the high levels of capital, acknowledges the support of the shareholder and maintains adequate protection for the depositors.

Part II.

Item 6.  Exhibits and Reports on Form 8-K.

      A) Not Applicable

      B) A Form 8-K has not been filed during the six months ended
June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                COUNTY BANK CORP
Date August 11, 1998

                                /s/ Joseph H. Black
                                ----------------------------------
                                    Joseph H. Black, Treasurer

                                Exhibit Index
                                -------------


Exhibit No.                     Description
-----------                     -----------
    27                          Financial Data Schedule
