Form 10-Q
period 1998-09-30
COUNTY BANK CORP
filed 1998-11-16
CIK 830480

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
- -       THE SECURITIES EXCHANGE ACT OF 1934
              For the Quarter Ended September 30, 1998
              Commission file number: 0-17482

____    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _______to______


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

Yes__X__ No____



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.

There are 593,236 shares of common stock ($5.00 par value) outstanding as of September 30, 1998.

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

                                COUNTY BANK CORP

                                    FORM 10-Q

                    For the Quarter Ended September 30, 1998

                                      INDEX


PART I: FINANCIAL INFORMATION                                                           PAGE

     Item 1.  Financial Statements                                                        2
          . Introduction-

          . Balance Sheets -                                                              3
          At September 30, 1998 and December 31, 1997

          . Statements of Income -                                                        4
          For the three months and nine months ended September 30, 1998 and 1997

          . Statement of Cash Flows -                                                     5
          For the three months and nine months ended September 30, 1998 and 1997

     Item 2.  Management's Discussion and Analysis of                                     6
          Financial Condition and Results of Operations

PART II: OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K                                              7


All items except those set forth above are inapplicable and have been omitted.


SIGNATURES                                                                                8

CONSOLIDATED STATEMENTS
BALANCE SHEETS (in thousands)                                    SEPTEMBER 30 DECEMBER 31
                                                                     1998         1997
ASSETS
Cash and due from banks .....................................        9,998        9,010
Investment securities available for sale ....................       18,989       18,223
Investment securities held to maturity ......................       29,349       29,064
                                                                   -------      -------
    Total investment securities .............................       48,338       47,287
Federal funds sold ..........................................        9,100        3,550
Loans .......................................................      121,043      123,604
   Less: Reserve for possible loan losses ...................        2,030        1,957
                                                                   -------      -------
      Net loans .............................................      119,013      121,647
Bank premises & equipment ...................................        3,303        3,206
Interest receivable and other assets ........................        2,518        2,141
                                                                   -------      -------
   TOTAL ASSETS .............................................      192,270      186,841
                                                                   =======      =======

LIABILITIES & STOCKHOLDERS' EQUITY


LIABILITIES
Deposits:
   Demand ...................................................       77,246       74,100
   Savings ..................................................       42,098       40,576
   Time .....................................................       49,859       48,243
                                                                   -------      -------
     Total deposits .........................................      169,203      162,919
Interest payable and other liabilities ......................        1,528        1,640
                                                                   -------      -------

   TOTAL LIABILITIES ........................................      170,731      164,559
STOCKHOLDERS' EQUITY

Common stock-$5.00 par value, 1,200,000 shares authorized and
 593,236 shares outstanding .................................        2,966        2,966
Surplus .....................................................        8,634        8,634
Undivided profits ...........................................        9,406       10,035
Unrealized gains on securities available for sale ...........          533          647
                                                                   -------      -------
   TOTAL STOCKHOLDERS' EQUITY ...............................       21,539       22,282
                                                                   -------      -------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............      192,270      186,841
                                                                   =======      =======

CONSOLIDATED INCOME STATEMENTS
(in thousands)

                                                                   THREE MONTHS                       FOR THE NINE MONTHS
                                                                      ENDED                                  ENDED
                                                                   SEPTEMBER 30                          SEPTEMBER 30
                                                            1998                 1997              1998                 1997
INTEREST INCOME
Interest and fees on loans.........................              2,654               2,658              8,042              7,795
Interest on investment securities:                                 692                 693              2,075              2,106
Interest on Federal funds sold.....................                137                  67                257                214
                                                     -----------------    ----------------   ----------------   ----------------
      TOTAL INTEREST INCOME........................              3,483               3,418             10,374             10,115
INTEREST EXPENSE
   Demand deposits.................................                409                 354              1,189              1,034
   Savings deposits................................                314                 305                898                968
   Time deposits...................................                652                 632              1,933              1,851
   Borrowed funds..................................                  0                   0                  2                  2
                                                     -----------------    ----------------   ----------------   ----------------
      TOTAL INTEREST EXPENSE.......................              1,375               1,291              4,022              3,855
                                                     -----------------    ----------------   ----------------   ----------------
NET INTEREST INCOME................................              2,108               2,127              6,352              6,260
Provision for possible loan losses.................                 30                  30                 90                 90
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES.......................              2,078               2,097              6,262              6,170
OTHER INCOME
Service fees on loan and deposit accounts..........                281                 276                827                819
Other..............................................                274                 257                769                716
                                                     -----------------    ----------------   ----------------   ----------------
      TOTAL OTHER INCOME...........................                555                 533              1,596              1,535
OTHER EXPENSES
Salaries and employee benefits.....................                957                 901              2,764              2,642
Net occupancy expense..............................                257                 245                752                677
Other..............................................                397                 425              1,197              1,202
                                                     -----------------    ----------------   ----------------   ----------------
      TOTAL OTHER EXPENSE..........................              1,611               1,571              4,713              4,521
                                                     -----------------    ----------------   ----------------   ----------------

INCOME BEFORE PROVISION FOR
   FEDERAL INCOME TAX..............................              1,022               1,059              3,145              3,184
Provision for Federal income tax...................                273                 295                848                881
                                                     -----------------    ----------------   ----------------   ----------------
NET INCOME.........................................                749                 764              2,297              2,303
                                                     =================    ================   ================   ================

EARNINGS PER SHARE
Net Income.........................................              $1.26               $1.29              $3.87              $3.88
Cash Dividend Declared.............................              $0.31               $0.28              $4.93              $0.84


STATEMENT OF CASH FLOWS                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
(in thousands)                                                             SEPTEMBER 30                       SEPTEMBER 30
                                                                       1998             1997             1998             1997
Cash flows from operating activities
Net income...................................................               749             764             2,297            2,303
Adjustments to reconcile net income to net
  cash provided from operating activities:
Depreciation and amortization................................               283              61               475              326
Provision for loan losses....................................                30              30                90               90
Net amortization and accretion of securities.................               (40)           (138)             (120)             (42)
Deferred income taxes........................................                 0               0                 0                0
Net gain on sale of investment securities....................                 0               0                 0                0
(Gain) loss on other real estate owned.......................                 0             (24)                0              (37)
Net change in accrued interest receivable....................              (699)           (207)             (377)            (355)
Net change in accrued interest payable and other.............                 0             469              (112)             344
                                                                ---------------    ------------    --------------   --------------

Net cash provided by operating activities....................               323             955             2,253            2,629
                                                                ---------------    ------------    --------------   --------------

Cash flows from investing activities
Proceeds from sale of investment securities: AFS.............                 0               0                 0                0
Proceeds from maturities of investment securities: AFS.......             2,553           1,526             5,469            4,538
Proceeds from maturities of investment securities: HTM.......             2,559             196             3,090            2,101
Purchase of investment securities: AFS.......................            (4,252)         (1,267)           (6,288)          (1,592)
Purchase of investment securities: HTM.......................            (2,706)         (1,388)           (3,375)          (3,755)
Net (increase) decrease in loans.............................                49            (263)            2,532           (2,081)
Proceeds from the sale of Other Real Estate..................                 0              93                 0              180
Premises and equipment expenditures..........................               (40)           (250)             (501)            (334)
                                                                ---------------    ------------    --------------   --------------

Net Cash provided from (used in) investing activities                    (1,837)         (1,353)              927             (943)
                                                                ---------------    ------------    --------------   --------------

Cash flows from financing activities
Net increase (decrease) in interest bearing
  and non-interest bearing demand accounts...................             2,720              19             3,146            1,032
Net increase (decrease) in savings and time deposits.........             1,936             718             3,137              750
Cash dividends paid..........................................              (184)           (166)           (2,925)            (498)
                                                                ---------------    ------------    --------------   --------------

Net Cash provided from (used in) financing activities........             4,472             571             3,358            1,284
                                                                ---------------    ------------    --------------   --------------

Net increase (decrease) in cash and equivalents..............             2,958             173             6,538            2,970
Cash and equivalents at beginning of year                                16,140          12,623            12,560            9,826
                                                                ---------------    ------------    --------------   --------------
Cash and equivalents at end of period                                    19,098          12,796            19,098           12,796
                                                                ===============    ============    ==============   ==============
Cash paid for:
Interest.....................................................             1,375           1,291             4,022            3,855
Income taxes.................................................               327             334               889              914


Item 2. Management's Discussion and Analysis of Financial Condition and the Results of Operations.

Financial Condition

Cash dividends paid totaled $2,925,000 through the third quarter. A one time dividend of $4.00 per share was paid on April 24, 1998. This dividend was in addition to a regular quarterly dividends of $184,000 paid in March, June and September. Net loans decreased $2,532,000 during the year. Net increases in deposits totaled $6,283,000. Net activity in the investment portfolio resulted in a use of cash of $1,104,000 through nine months. Premises and equipment expenditures totaled $501,000 for three quarters. Net cash provided by operating activities resulted in cash contributions of $2,253,000.

Commercial and consumer loan demand is moderate. Mortgage activity remains strong in response to low rates. Management determined to sell current production with an original maturity greater than fifteen years due to the low rates. Deposit growth was strong during the third quarter. Customers choose the Bank to escape the instability of the equity markets.

Results of Operations

Net income for the quarter declined $15,000 compared to the third quarter of 1997. The Bank received gains from the sale of other real estate of $93,000 during the third quarter of 1997. Net income increased 7% when 1997 is adjusted for this unusual gain. Earnings per share reached $1.26 for the third quarter.

Management expects deposit growth and limited loan demand to put pressure on the interest margin. Noninterest income and expense categories remained at levels consistent with the Corporation's recent performance.

Risk Factors

Loan quality remains high. The reserve for loan losses to gross loans ratio is 1.68%. The non performing loans to total loans ratios is 1.17%. This ratio compares loans past due 90 days or more and loans in non-accrual status to total loans. This is an historically low ratio and indicates a high quality portfolio.

The Corporation remains liability sensitive in relation to the risk of changes in interest rates. The demand for residential mortgages remains strong in the market area. Customers consistently choose liquid, low priced deposits. The volume of these low priced deposits challenges management to find appropriate earning assets to relieve pressure on the interest margin. Options to maintain both repricing opportunities for assets and market tendencies for deposits are under constant review.

The Bank's management team formed a year 2000 committee to identify, correct and prepare for problems associated with the computer systems that may not recognize the 2000 date in the programming. This process is well under way and mission critical functions have been identified and testing has begun. Due to the recent conversion of the main data processing systems in 1997 for growth and competitive reasons to systems that are already year 2000 compliant, the costs of testing and correcting these systems and smaller support systems is expected to be in the area of $50,000.

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

Part II.

Item 6.  Exhibits and Reports on Form 8-K.

      A) Not Applicable

      B) A Form 8-K has not been filed during the nine months ended September 30, 1998.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      COUNTY BANK CORP
   Date November 11, 1998
                                      /s/  Joseph H. Black
                                      -------------------------------------
                                      Joseph H. Black, Treasurer

                               Index to Exhibits



EX-27     Financial Data Schedule