Form 10-K
period 1998-12-31
COUNTY BANK CORP
filed 1999-03-31
CIK 830480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   X ANNUAL REPORT PURSUANT TO SECTION 10 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                           For the fiscal year ended
                                December 31, 1998
                         Commission files number 0-17482

  __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 for the transition period from _____ to ______

                                County Bank Corp
                             Michigan EIN 38-0746239
                      83 W. Nepessing St. Lapeer, MI 48446
                                  (810) 664-2977

        Securities registered pursuant to section 12(b) of the act: none

               Securities registered pursuant to 12(g) of the Act:
                 1,200,000 shares, common stock, $5.00 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No ___

The aggregate market value of the voting shares of stock held by nonaffiliates of the registrant was $40,020,868.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

There are 593,236 shares of common stock ($5.00 par value) outstanding as of December 31, 1998.

The following documents are incorporated into the 10-K by reference:

The Annual Report to Shareholders, December 31, 1998, Part I, Part II.

Proxy statement dated March 25, 1998, Part III.

FORM 10-K

ITEM 1.  BUSINESS

County Bank Corp, a one bank holding company, was formed on January 3, 1989 by converting and exchanging, except for the shares of dissenting stockholders, each share of Lapeer County Bank & Trust Co. (the Bank) into one share of County Bank Corp (the Corporation). As a result, the Corporation became the sole stockholder and parent of the Bank.

The Bank was chartered in 1902, is headquartered in Lapeer, MI, and serves all of Lapeer County (the County) and portions of surrounding counties. Lapeer has an approximate population of 6,500 people while the County has in excess of 75,000 people. Lapeer is located 60 miles north of metropolitan Detroit, the largest city in Michigan, 30 miles north of Pontiac, MI, and 20 miles east of Flint, MI.

The Corporation serves the County through the subsidiary Bank at seven locations. The main office is located at 83 W. Nepessing St., in downtown Lapeer. A drive through location is located at the corner of Pine St. and Clay St. across form the main office. A full service office is located in the south end of Lapeer at 637 south M-24. Attica Township is served by a full service Attica Office located at 4515 Imlay City Rd. Full service offices are located in Elba Township at 5508 Davison Road and in Metamora Township on M-24, south of Lapeer. One Automated Teller Machine is located in Lapeer Regional Hospital, 1375 N. Main St., Lapeer. One cash dispensing machine is located the lobby of Lapeer Cinemas at 1650 Demille Rd., Lapeer, MI. The Bank opened a full service branch located in a grocery store at Bryan's Market, 6002 N. Lapeer Rd., North Branch, MI.

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

The Corporation faces substantial competition for financial services. Our chief competitor is National City Bank of Michigan/Illinois. National City operates branches throughout the County. Independent Bank Corp. of Ionia, MI operates three branch locations in the Bank's market area and a loan production office in a Lapeer shopping center. NBD Bank operates an office north of the city limits of Lapeer. Citizens Bank of Flint operates a branch in Columbiaville, MI. Tri-County Bank has offices in Imlay City and Almont. CSB Bank of Capac has an office in Imlay City and Almont. Oxford Bank operates a branch in Dryden. There are two offices of Citizen's Federal Savings and Loan in the County. Two credit unions, Lapeer County School Employees Credit Union and The Lapeer County Community Credit Union, which operates offices in Lapeer and Imlay City, serve the County. There are three securities brokers, First of Michigan Corp., Paine Webber & Co. and Edward D. Jones & Co. A number of other securities brokers serve the County through Flint offices. Comerica Bank operates a Comerimart branch in a local grocery store. The local telephone book lists ten financial planners, six investment brokers, and thirty-three mortgage brokers.

The Corporation is regulated by the Board of Governors of the Federal Reserve System pursuant to the terms of the Bank Holding Company Act of 1956. This act requires the approval of the Federal Reserve Board before the Corporation may acquire or merge with any other banking institution, limits the activities that the Corporation may engage in to activities so closely related to banking or managing or controlling banks as to be a proper incident thereto, and prohibits the Corporation from acquiring an interest in a bank located outside the state in which the operations of its subsidiaries are principally conducted, unless such acquisition is specifically authorized by the state in which the acquired bank is located. In November 1985, the State of Michigan passed legislation to allow interstate banking with neighboring states that also have laws that permit interstate banking. The Corporation is obligated to comply with the regulations of the Securities and Exchange Commission. As a state member institution, the Bank is obligated to comply with the regulations of the Federal Reserve Board and the regulations of the Financial Institutions Bureau (FIB) of the State of Michigan. The Financial Institutions Bureau of the State of Michigan has the authority to

County Bank Corp 1998 10-k                                                    2
examine and regulated the Bank and works closely with the Federal Reserve Bank of Chicago coordinating alternate examinations of the Bank. The FIB has the authority to issue cease and desist orders against unsafe and unsound banking practices, and the authority to close a bank in the event it should become insolvent. In addition, the Bank's business is directly affected by the monetary policies of the Board of Governors of the Federal Reserve System. The Federal Deposit Insurance Corporation insures the Bank's deposits.

The Federal Deposit Insurance Corporation Act of 1991 creates a new statutory framework that applies to every insured depository institution a system of supervisory actions indexed to the capital level of the individual institution. The purpose of the provision is to resolve the problems of insured depository institutions at the least possible long term loss to the deposit insurance fund. Five capital categories have been established from well capitalized to critically under capitalized. Each category below well capitalized brings an increasing number of supervisory actions intended to strengthen the institution. These actions range from limitations on the acceptance of brokered deposits to requiring dismissal of management, divestiture of institutions by the parent, approval of capital distributions, and more. In addition, regulatory authority is expanded by the development of operation and management standards, review of executive compensation, increased accounting principles, and increased dependence on audit committees.

The number of full time equivalent employees totaled 116 and 120 on December 31, 1998 and 1997, respectively.




County Bank Corp 1998 10-k                                                     3

 Guide 3.  Statistical disclosures:

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest



Table I.                                                Average Assets (000's)           Income (000's)                Yield (%)
                                                     1998      1997      1996       1998   1997    1996       1998   1997   1996
Assets
Securities:
US Gov't & agencies ............................    27,786    29,482    31,543     1,792   1,956    1,994      6.4%   6.6%   6.3%
State and political subdivisions* ..............    17,898    15,594    14,167     1,392   1,246    1,159      7.8%   8.0%   8.2%
Corporate securities ...........................        --        22        64        --       1        4      0.0%   4.5%   6.3%
Other securites ................................     1,516     1,206       854        47      38       35      3.1%   3.2%   4.1%
Total investment securities ....................    47,200    46,304    46,628     3,231   3,241    3,192      6.8%   7.0%   6.8%

Bank time deposits .............................        --        --        --        --      --       --      0.0%   0.0%   0.0%
Federal funds sold .............................     8,160     5,209     4,657       429     286      248      5.3%   5.5%   5.3%
Loans:
Commercial loans* ..............................    55,943    54,210    51,247     5,071   4,937    4,660      9.1%   9.1%   9.1%
Real estate mortgages ..........................    35,845    37,258    30,784     2,972   3,144    2,564      8.3%   8.4%   8.3%
Consumer loans .................................    29,969    28,192    28,403     2,653   2,428    2,451      8.9%   8.6%   8.6%
Total loans ....................................   121,757   119,660   110,434    10,696  10,509    9,675      8.8%   8.8%   8.8%

Total average earning assets ...................   177,117   171,173   161,719    14,356  14,036   13,115      8.1%   8.2%   8.1%
Total average assets ...........................   189,729   182,077   172,312
Interest bearing liabilities:
Deposits:
NOW account deposits ...........................    46,084    41,132    37,176     1,550   1,397    1,206      3.4%   3.4%   3.2%
Savings deposits ...............................    41,210    42,416    41,595     1,202   1,262    1,223      2.9%   3.0%   2.9%
Time deposits over $100,000 ....................     6,326     4,994     4,507       352     263      239      5.6%   5.3%   5.3%
Other time deposits ............................    42,249    42,245    41,683     2,251   2,153    2,153      5.3%   5.1%   5.2%
Total deposits .................................   135,869   130,787   124,961     5,355   5,075    4,821      3.9%   3.9%   3.9%

Federal funds purchased ........................        35        34        16         2       2        1      5.7%   5.9%   6.3%
Long-term debt .................................                                      --      --       --      0.0%   0.0%   0.0%
Total interest bearing liabilities .............   135,904   130,821   124,977     5,357   5,077    4,822      3.9%   3.9%   3.9%

Demand deposits ................................    30,238    28,648    27,121
Other liabilities ..............................     1,888     1,465     1,355
Stockholders' equity ...........................    21,699    21,143    18,859
Total liabilities and stockholders' equity .....   189,729   182,077   172,312

Interest expense as a % of average earning
  assets .......................................                                                           3.0%   3.0%   3.0%
Net interest margin/net interest yield as a % ..                                 8,999   8,959   8,293     5.1%   5.2%   5.1%
  of average earning assets
Net interest yield as a % of average assets ....                                                           4.7%   4.9%   4.8%

* A tax adjustment of $514, $473, and $449 has been added to 1998, 1997 and 1996 income respectively to reflect the impact of a 34% Federal income tax rate in each year. Non accruing loans are reported in their related categories and reduce the related yields.


County Bank Corp 1998 10-k                                                    4

Rate/volume variance analysis                      1998 vs 1997                                1997 vs 1996

                                       Change in   Change in    Change in    Total   Change in    Change in    Change in    Total
                                         Volume      Rate      Rate/volume             Volume       Rate      Rate/volume
Assets
Securities:
US Gov't & agencies                      -113        -55           4         -164      -130          99          -7         -38
State and political subdivisions*         184        -33          -5          146       117         -27          -3          87
Corporate securities                       -1         -1           1           -1        -3          -1           1          -3
Other securites                            10         -1           0            9        14          -8          -3           3
Total investment securities                80        -90           0          -10        -2          63         -12          49

Bank time deposits                          0          0           0            0         0           0           0           0
Federal funds sold                        162        -12          -7          143        29           8           1          38
Loans:
Commercial loans*                         158        -23          -1          134       269           7           1         277
Real estate mortgages                    -119        -55           2         -172       539          34           7         580
Consumer loans                            153         68           4          225       -18          -5           0         -23
Total loans                               192        -10           5          187       790          36           8         834

Total average earning assets              434       -112          -2          320       817         107          -3         921

Interest bearing liabilities:
NOW account deposits                      168        -14          -1          153       128          57           6         191
Savings deposits                          -36        -25           1          -60        24          15           0          39
Time deposits over $100,000                70         15           4           89        26          -2           0          24
Other time deposits                         0         98           0           98        29         -29           0           0
Total deposits                            202         74           4          280       207          41           6         254
Federal funds purchased                     0          0           0            0         1           0           0           1
Long-term debt                              0          0           0            0         0           0           0           0
Total interest bearing liabilities        202         74           4          280       208          41           6         255

Net Interest Income                       232       -186          -6           40       609          66          -9         666


II.  Investment Portfolio
Refer to Footnote 3 of the accompanying financial statements on page 9 to the Annual Report to stockholders for the information required by this item, except for:

Weighted average yield on a tax equivalent basis:

                                                  Book Value (000's)     Yield (%)
US Government securities Maturity distribution:
One year or less                                             $ 4,009          5.51
Over one year through five years                               1,001          5.31
Over five years through ten years                              5,975          7.20
Over ten years                                                    --            --

State and political subdivisions Maturity distribution:
One year or less                                             $ 1,824          8.82
Over one year through five years                               6,940          7.56
Over five years through ten years                              6,343          8.06
Over ten years                                                 4,245          7.31

Mortgage-backed securities                                    18,489          6.16

Other securities                                                 426         11.03



County Bank Corp 1998 10-k                                                     5

III.  Loan Portfolio

A.       Types of loans

Refer to Footnote 4 of the accompanying financial statements on page 10 of Annual Report to stockholders for the information required by this item.

B. Maturities and Sensitivities of Loans to Changes in Interest Rates as of December 31, 1998.

Commercial Loans

Fixed rate loans with a maturity of:
Three months or less                                    $ 2,591
Over three months through twelve months                   7,071
One year through five years                              19,097
Over five years                                             402
                                                        -------
Total fixed rate loans                                  $29,161

Floating rate loans with a repricing frequency of:
Quarterly or more frequently                            $21,497
                                                        -------

Total Commercial loans                                  $50,658
                                                        -------

Real-estate Construction Loans

Fixed rate loans with a maturity of:
Three months or less                                    $   174
Over three months through twelve months                   1,118
One year through five years                                 411
                                                        -------
Total fixed rate loans                                    1,703
Floating rate loans with a repricing frequency of:
Quarterly or more frequently                              4,035
                                                        -------

Total Real-estate Construction loans                    $ 5,738
                                                        -------

C.       Risk Elements

1.       Nonaccrual, Past Due, and Restructured Loans (000's)

                                              12/31/98   12/31/97
Loans 90 days past due and still accruing
Commercial loans                               $  174      $111
Real estate loans                                   0       124
Installment loans                                  98        31
                                               ------      ----
   Total loans 90 days pas due                    272       266
                                               ======      ====

Nonaccruing loans
Commercial loans                                  910       642
Real estate loans                                  45       170
Installment loans                                 197        82
                                               ------      ----
   Total nonaccruing loans                     $1,152      $894
                                               ======      ====
There were no restructured loans


County Bank Corp 1998 10-k                                                     6

For the year ended 1998, if the loans reported as nonaccrual had earned at the contracted interest rate, $51,100 of interest income would have been recorded. No interest income was recorded on these loans in 1998.

The Corporation places loans on a nonaccruing status when management feels that a significant rise of non-repayment exists. Criteria for evaluating risk include the borrowers payment history, past due status, and financial condition. Loans on which the required payment of principal or interest has not been received within 90 days of the due date are placed on nonaccrual status.

2.   Potential Problem Loans

As of December 31, 1998, management identified eight potential problem loans in the commercial loan portfolio. The seven loans totaled $862,768. Management allocated $66,000 of the allowance for loan losses for these credits.

3.   Foreign Outstandings

Not applicable

4.   Loan concentrations

As of December 31, 1998, there were no loan concentrations other than those categories already reported that exceed 10% of total loans.

D.   Other Interest Bearing Assets

As of December 31, 1998, there was no other interest bearing asset that would have been classified 90 days past due and still accruing if it were a loan.

IV.  Summary of Loan Loss Experience

A.   Analysis of Allowance for Loan Losses (000's)

Balance at beginning of the period         $1,957                    $1,805
Charge offs:
Commercial                                    157                        --
Real estate                                    --                        --
Installment                                    69                        59
Construction                                   --                        --
  Total charge offs                           226                        59

Recoveries:
Commercial                                     10                        63
Real estate                                    --                        --
Installment                                    20                        28
Construction                                   --                        --
  Total recoveries                             30                        91
Net charge offs                               196                       (32)
Provision charged to earnings                 120                       120

Balance at the end of the period           $1,881                    $1,957

Ratio of net charge offs during the
  period to average loans during
  the period                                 0.16%                    -0.03%


Net charged off loans totaled $196,000 in 1998. One borrower accounted for $150,000 of the total charged off loans. Management allocated $120,000 from earnings to maintain a strong reserve for loan losses to total loans ratio of 1.57%

Net charged off loans resulted in net recoveries of $32,000 in 1997. Loan growth continued to be strong in 1997. Management allocated $120,000 from earnings to maintain a strong reserve for loan losses to total loans ratio of 1.58%

B.       Allocation of the Allowance for Loan Losses (000's)

                                           1998                       1997
                                          Amount    % of loans       Amount   % of loans
Balance at December 31, applicable to:              in category               in category

Commercial                               $  276        42.1%      $  179         43.7%
Real estate mortgage                         --        29.5%          --         31.8%

Installment                                  73        23.6%          48         22.0%
Construction                                 --         4.8%          --          2.5%
unallocated                               1,532         n/a        1,730          n/a
                                         ------                   ------
                                         $1,881       100.0%      $1,957        100.0%
                                         ======                   ======


V.       Deposits

A. Refer to Item I of the Guide 3 statistical disclosures for a presentation of the information required by this item.

B.   Not applicable

C.   Not applicable


D.   Maturities of time certificates of deposits of  $100,000 or more. (000's)

Three months or less                       $3,218
Over three through six months               1,107
Over six months through twelve months       1,562
Over twelve months                           ,959
                                           ------
                                           $6,846
                                           ======
E.   Not applicable

VI.  Return on Equity and Assets

                                     1998       1997

Return on assets (%)                 1.70       1.74
Return on equity (%)                14.80      15.00
Dividend payout ratio (%)          106.63      31.90
Equity to assets ratio (%)          11.44      11.61

VII.     Short-term Borrowings

Not applicable



County Bank Corp 1998 10-k                                            7

ITEM 2.  PROPERTY

The following is a tabulation of facilities owned by the Bank

                              App. Building         Date
Description/location          Square footage      Occupied

Main office                            34,948           9/15/02
83 W. Nepessing St.
Lapeer, MI

Elba Office                             3,744          10/22/85
5508 Davison Rd.
Lapeer, MI

Pine-Clay office                          528            1/5/68
305 Pine St.
Lapeer, MI

Southgate Office                        1,700           11/2/70
637 S. Main St.
Lapeer, MI

Attica Office                           4,158           6/27/79
4515 Imlay City Rd.
Attica, MI

Metamora Office                         2,668           9/18/89
3414 S Lapeer Rd.
Metamora , MI

ITEM 3.  LEGAL PROCEEDINGS

No material legal proceeding is pending to which the Corporation or the Bank is the party, or of which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Page 16

ITEM 6.  SELECTED FINANCIAL DATA

Page 15, except for: (000's)

                        1998          1997          1996          1995           1994
Total Assets       $197,486        $186,841       $177,786       $169,877       $166,666
Long Term Debt           --              --             --             --             --


County Bank Corp 1998 10-k                                                    8

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS.

EARNINGS

Major components of the operating result of the Corporation for 1998, 1997 and 1996 are presented in the accompanying table, Summary of Operations. A discussion of these results is presented in greater detail in subsequent pages.

Summary of Operations
                                                      1998         1997         1996         1995           1994

Interest income                                     $13,826      $13,556      $12,666      $12,114      $   10,768
Interest expense
                                                      5,355        5,162        4,823        4,654           3,858
                                                    --------------------------------------------------------------
Net interest income
                                                      8,471        8,394        7,843        7,460           6,910
Provision for possible loan losses
                                                        120          120          120          240             120
                                                    --------------------------------------------------------------
Net interest income after provision for
   Possible loan losses
                                                      8,351        8,274        7,723        7,220           6,790
Other income
                                                      2,283        2,166        2,216        1,971           1,800
Other expense
                                                      6,175        6,064        5,739        5,669           5,624
                                                    --------------------------------------------------------------
Income before provision for Federal income tax
                                                      4,459        4,376        4,200        3,522           2,966
Provision for Federal income tax
                                                      1,239        1,215        1,220          948             848
                                                    --------------------------------------------------------------
Net income                                          $ 3,220      $ 3,161      $ 2,980      $ 2,574      $    2,118
                                                    ==============================================================
Per share:
Net income                                          $  5.43      $  5.33      $  5.02      $  4.34      $     3.57
                                                    ==============================================================
Dividends declared                                  $  5.79      $  1.70      $  1.53      $  1.27      $     1.04
                                                    ==============================================================


Net interest income
The Bank continued to experience strong loan demand during 1998. However, loans decreased $3,233,000 during the year as a result of the sale of $9,922,000 of mortgage loans to the secondary market. These loans were sold due to the low interest rate environment. In addition, tow large commercial credits paid off unexpectedly during the year. Deposits increased $10,537,000 during 1998. The Bank increased the securities portfolio by $3,281.000 and paid $3,434,000 in dividends. Net interest margin on a Federal tax equivalent (FTE) basis declined from 4.9% in 1997 to 4.7% in 1998 as a result of these changes in the mix of assets and liabilities. The FTE adjustment is derived by dividing tax exempt interest income by .66 to reflect the Corporations 34% tax rate.

Rate sensitivity analysis (000's), December 31, 1998
Repricing period in days                            0-30      31-90     91-180      181-365        0-365      0ver 365

Rate sensitive assets (RSA):
Federal fund sold                                  13,700         -           -           -         13,700           0
Investment securities                              14,896       627       2,573       3,837         21,933       28683

Loans                                              27,097     3,153       4,775       8,251         43,276       76899
                                              ------------------------------------------------------------------------
Total rate sensitive assets                        55,693     3,780       7,348      12,088         78,909      105582
Rate sensitive liabilities (RSL):
Demand deposits                                    24,522         -                                 24,522       55463
Savings deposits                                   21,380         -                                 21,380       22377
Time deposits                                       6,636     8,287       6,561      10,923         32,407       17311
                                              ------------------------------------------------------------------------

   Total rate sensitive liabilities                52,538     8,287       6,561      10,923         78,309       95151


Repricing gap (RSA-RSL)                             3,155    (4,507)        787       1,165            600       10431
As a percent of capital                              14.1%    -20.2%        3.5%        5.2%           2.7%       46.7%
As a percent of total assets                          1.6%     -2.3%        0.4%        0.6%           0.3%        5.3%


County Bank Corp 1998 10-k                                                    9

The preceding table represents management's analysis of repricing probabilities for 1998. The Asset/liability management committee meets monthly to review the impact of changes in rates and market pricing on the Corporation's interest earning assets and interest paying liabilities. Customers' responses to interest rates and deposit products are reviewed. Loan demand is discussed and methods to answer customers needs are reviewed. The rate sensitivity of current production of both loans and deposits are reviewed. Management's goal is to achieve a balance between rate sensitive assets and rate sensitive liabilities in order to maintain a reasonable interest margin in changing rate environments.

Provision for Possible Loan Losses
Management realizes that loan losses cannot be predicted with absolute certainty. The Corporation adheres to a loan review procedure that identifies loans that may develop into problem credits. The adequacy of the reserve for possible loan losses is evaluated against the listings that result from the review procedure, historical net loan loss experience, current and projected loan volumes, the level and composition of nonaccrual, past due and renegotiated or reduced rate loans, current and anticipated economic conditions and an evaluation of each borrower's credit worthiness. Based on these factors, management determines the amount of the provision for possible loan losses needed to maintain an adequate reserve for possible loan losses. The amount of the provision for possible loan losses needed to maintain an adequate reserve for possible loan losses. The amount of the provision for possible loan losses is recorded as current expense and may be greater or less than the actual net charged off loans.

Activity related to the reserve for possible loan losses resulted in net charged off loans of $196,000 in 1998. Net recoveries of $32,000 were recorded in 1997. Provisions for possible loan losses were $120,000 and $120,000 for the respective periods. The ratio of reserve for possible loan losses to gross loans was 1.6%, 16% and 1.5% on December 31, 1998, 1997 and 1996, respectively.

Non-interest income
Non-interest income is composed of trust department income, service charges on deposit accounts, fees for providing other services to customers, gains on securities sales and other income. Service charges on deposit accounts 3.4% during 1998. The Bank recorded increases in automated teller machine (ATM) fees as a result of installing ATM machines at the Elba and Attica branch offices. Mortgage servicing fees increased $9,600 as a result of the increases in sold mortgages. Mortgage servicing rights were recorded and amortized, resulting in an increase in other income of $94,000. Gains on mortgage sales totaled $80,000. These gains were offset by lower credit insurance income due to a decline in volume of new direct consumer loans and a decline in other real estate rental income. Gains on the sale of other real estate of $90,000 recorded in 1997 were not repeated. Total non-interest income increased 5.4% in 1998.

Non-interest expense
Major components of non-interest expense are salaries and employee benefits, occupancy and equipment expenses and other operating expenses. Salaries and employee benefits, the largest component of non-interest expense increased 1.9% in 1998 after a 4.2% increase in 1997. Full time equivalent employees decreased from 120 on December 31, 1998, to 116 on December 31, 1997. Occupancy expenses increased 13.5% after a 26.3% increase in 1997. The increase resulted from depreciation expenses from a full year's depreciation of a new computer system purchased in 1997 and depreciation of remodeling expenses that continue in older buildings owned by the Bank. Other expensed declined 5.8%.

FINANCIAL CONDITION

Average assets for the Corporation totaled $189,729,000, $181,270,000 and $172,312,000 in 1998, 1997 and 1996, respectively. The 4.2% growth in average assets declines slightly from the 5.1% average growth achieved in 1997. The growth was supported by 3.8% growth in average deposits for 1998. Average loans grew 4.7% in 1998 compared 8.3% growth in 1997. The Corporation sold over $9,000,000 in mortgages in the secondary market during 1998.

County Bank Corp 1998 10-k                                              10

Liquidity

The anticipated requirements of the Corporation can be met by upstreaming dividends from the subsidiary Bank. Refer to footnote 10 of the accompanying financial statements for a discussion of the restrictions on undivided profits of the subsidiary. The anticipated cash needs of the Corporation are for the payment of annual dividends to current stockholders. Dividends upstreamed to the Corporation were $3,434,000 in 1998 and $1,009,000 in 1997.

The estimated market value of U.S. Government securities and U.S. Agency securities totaled 19.0% of total deposits on December 31, 1998. The percentage for 1997 17.7%. The Corporation is able to meet normal demands for liquidity through loan repayments, securities payments and deposit growth.

CAPITAL

The Corporation's return on average equity totaled 14.8% in 1998 and 15.0% in 1997. Increases in the market value of securities available for sale were higher than the net reduction in capital due to the payment of dividends that exceeded net income for 1998. Consequently, the return on average equity declined during the year. Effective December 31, 1992, the Corporation is required to maintain capital in excess of 8% of risk-weighted assets as defined by the Federal Reserve Board. The Corporation's capital to risk-weighted asset ratio was 20.7% on December 31, 1998 and was 21.3% on December 31, 1997. Refer to footnote 12 of the accompanying financial statements for a tabular presentation of the Corporation's capital adequacy. At its March 17, 1999 meeting, the Board of Directors declared a 100% stock dividend to stockholders of record March 28, 1999, payable April 20, 1999.

RISK FACTORS

The Corporation is evaluated by the Federal Reserve Bank on its management of risk factors effecting the organization. These risks include credit, liquidity, market, operational, fiduciary, legal and reputational. Credit, liquidity, and market risk were discussed in earlier sections of this narrative. Legal matters are discussed in ITEM 13. The Board of Directors discusses matters relating to its reputation and performance in the community at its regular meetings and two planning meetings held during the year. The primary risk facing the Corporation's operations relate to the problem associated with a failure of computer systems to recognize the year
2000 in its calculations. The Bank recently invested in new technology for the future and is currently completing its testing and remediation of the various data processing systems it has identified that may be subject to this problem. Contingency planning is also under way relative to the possibility that failures in systems over which the Corporation has no control will effect the Corporation's operations. The Corporation's effort is scheduled to be completed by June 30, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 3-13

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

The information called for the items within this part is included in County Bank Corp's 1998 Proxy Statement and is incorporated herein by reference, as follows:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

PAGES 3-4 EXCEPT FOR:

Executive Officers                           Ages          Office        Service
Curt Carter                                   54          Employee      32 years
  Officer                                                President      10 years
  Present term                                                          10 years
Patrick F. Brown                              51          Employee      12 years
  Officer                                              Vice President   10 years
  Present term                                                          10 years
Laird A. Kellie                               53          Employee      16 years
  Officer                                                Secretary      10 years
  Present term                                                          10 years
Joseph H. Black                               49          Employee       9 years
  Officer                                                Treasurer       9 years
  Present term                                                           9 years

ITEM 11. EXECUTIVE COMPENSATION

County Bank Corp 1998 10-k                                                   11

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Director                                         Number        Percentage of
                                                 of shares     outstanding
                                                               stock

Dr. David H. Bush                                22,028           3.71
Michael H. Blazo                                 10,006           1.69
Curt Carter                                       3,554           0.60
Patrick A. Cronin                                 1,039           0.18
Thomas K. Butterfield                            14,700           2.48
James A. Harrington                               3,038           0.51
A. Edward LaClair                                 5,714           0.96
Ernest W. Lefever                                   200           0.04
Tim Oesch                                         1,516           0.26
Charles Scheidegger                               4,468           0.75

Executive Officers and Directors, as a group, own 66,593 shares or 11.23% of 593,236 total outstanding shares of common stock of Corporation as of December 31, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

County Bank Corp 1998 10-k                                                 12

PART IV

Item 14.  EXHIBITS FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K.

(a)(1) The following financial statement schedules of the Corporation and Bank are included in the Annual Report to its stockholders for the year ended 1998 and are incorporated herein by reference in Item 8:

Balance Sheets--December 31, 1998 and 1997                                Page 3
Statements of Income--years ended December 31, 1998, 1997 and 1996        Page 5
Statements of Changes in Stockholders Equity--years ended
  December 31, 1998, 1997 and 1996                                        Page 4
Statements of Cash Flows--years ended December 31, 1998, 1997 and 1996    Page 6
Notes to Financial Statements                                             Pages 7-13
Report of Independent Public Accountants dated January 22, 1999           Page 14

(a)(2) Not applicable

(a)(3) The following exhibits are required to be filed with this report by item 14(c):

(3) Articles of Incorporation and By-laws (previously filed as Exhibits to the Corporation's registration statement on form 8-A, filed January 24, 1989 and incorporated herein by reference).

(13) Annual Report to Stockholders for the year ended December 31, 1998 (filed herewith)

(21) Subsidiary of the Registrant:

(23) Consent of Experts and Counsel: Letter of consent form Plante & Moran, LLP dated March 29, 1999

(b) No reports on form 8-K were filed during the last quarter of the year covered by this report.

(c) See (a) (3)

(d) Not applicable


County Bank Corp 1998 10-k                                                   13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                                  County Bank Corp


                                                  /s/ Curt Carter
                                                  -----------------------------
                                                  Curt Carter
                                                  President


                                                  /s/ Joseph II. Black
                                                  -----------------------------
                                                  Joseph II. Black
                                                  Treasurer


/s/ Thomas K. Butterfield                         /s/ Timothy Lee Oesch
--------------------------------                  -----------------------------
Thomas K. Butterfield                             Timothy Lee Oesch


/s/ David H. Bush, O.D                            /s/ Michael H. Blazo
--------------------------------                  -----------------------------
David H. Bush, O.D                                Michael H. Blazo


/s/ Patrick A. Cronin                             /s/ James F. Harrington
--------------------------------                  -----------------------------
Patrick A. Cronin                                 James F. Harrington

                                 EXHIBIT INDEX

Exhibit 13     Annual Report

Exhibit 21     Subsidiaries of the Registrant

Exhibit 23     Consent of Experts and Counsel

Exhibit 27     Financial Data Schedule