Form 10-Q
period 1999-03-31
COUNTY BANK CORP
filed 1999-05-17
CIK 830480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     ---                     EXCHANGE ACT OF 1934
                      For the Quarter ended March 31, 1999
                         Commission file number: 0-17482

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--                                ACT OF 1934
                  For the transition period from      to
                                                 -----  -----


                                County Bank Corp
                             Michigan EIN 38-0746329
                      83 W. Nepessing St., Lapeer, MI 48446
                                 (810) 664-2977

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No
   ---    ---

Indicate the number of shares outstanding as of each of the issuer's classes of common stock, as of the latest practicable date.


There are 593,236 shares of common stock outstanding as of March 31, 1999.

                                COUNTY BANK CORP

                                    FORM 10-Q

                      For the Quarter ended March 31, 1999

PART I: FINANCIAL INFORMATION                                                                    PAGE
     Item 1. Financial Statements

         Balance Sheets-
         At March 31, 1999 and December 31, 1998                                                  4

         Statements of Income-
         For the three months ended March 30, 1999 and 1998                                       5

         Statement of Cash Flows
         For the three months ended March 30, 1999 and 1998                                       6


       Item 2.  Management's Discussion and Analysis of
        Financial Condition and the Results of Operations                                         7
PART II: OTHER INFORMATION

        Item 6.  Exhibits and Reports of Form 8-K                                                 8

All items except those set forth above are inapplicable and have been omitted.

SIGNATURES                                                                                        9

Part I - Financial Information

Item I - Financial Statements

Introduction to Financial Statements

The consolidated financial statements of County Bank Corp and subsidiary, Lapeer County Bank & Trust Co., have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with financial statements and the notes thereto included in County Bank Corp's Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1998.

The financial information presented reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the year.

CONSOLIDATED FINANCIAL STATEMENTS
BALANCE SHEETS (in thousands)

                                                                                                         March 31      December 31
                                                                                                           1999           1998
ASSETS
Cash and due from banks                                                                                  $ 10,438     $     9,372
Investment securities available for sale                                                                   23,856          22,479
Investment securities held to maturity                                                                     28,145          28,137
                                                                                                         --------     -----------
   Total investment securities                                                                             52,001          50,616
Federal funds sold                                                                                          6,500          13,700
Loans                                                                                                     123,249         120,175
   Less: Reserve for possible loan losse                                                                    1,896           1,881
                                                                                                         --------     -----------
      Net loans                                                                                           121,353         118,294
Bank premises and equipment                                                                                 3,831           3,201
Interest receivable and other assets                                                                        2,868           2,303
                                                                                                         --------     -----------
   TOTAL ASSETS                                                                                          $196,991     $   197,486
                                                                                                         ========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Demand                                                                                                $ 80,377     $    80,008
   Savings                                                                                                 43,276          43,731
   Time                                                                                                    48,819          49,718
                                                                                                         --------     -----------
      Total deposits                                                                                      172,472         173,457
Interest payable and other liabilities                                                                      1,790           1,708
                                                                                                         --------     -----------
   TOTAL LIABILITIES                                                                                      174,262         175,165
STOCKHOLDERS' EQUITY
Common Stock-$5.00 par value, 1,200,000 shares
  authorized and 593,236 shares outstanding                                                                 2,966           2,966
Surplus                                                                                                     8,634           8,634
Undivided profits                                                                                          10,410           9,820
Unrealized gains and losses on securities available for sale                                                  719             901
                                                                                                         --------     -----------

     TOTAL STOCKHOLDERS' EQUITY                                                                            22,729          22,321
                                                                                                         --------     -----------
     TOTAL LIABILITES AND STOCKHODERS' EQUITY                                                            $196,991     $   197,486
                                                                                                         ========     ===========

CONSOLIDATED INCOME STATEMENTS
(in thousands)

                                                 Three months ended
                                                         March 31
                                                        1999            1998
INTEREST INCOME
Interest and fees on loans                         $       2,515     $     2,690
Interest on investments                                      703             710
Interest on Federal funds sold                               121              35
                                                   -------------     -----------
     TOTAL INTEREST INCOME                                 3,339           3,435
INTEREST EXPENSE
   Demand deposits                                           360             390
   Savings deposits                                          294             286
   Time deposits                                             637             642
   Borrowed funds                                              -               2
                                                   -------------     -----------
      TOTAL INTEREST EXPENSE                               1,291           1,320
                                                   -------------     -----------
NET INTEREST INCOME                                        2,048           2,115
Provision for possible loan losses                            30              30
                                                   -------------     -----------
NET INTEREST INCOME AFTER PROVISION
   FOR POSSIBLE LOAN LOSSES                                2,018           2,085
OTHER INCOME
Service fees on loan and deposit accounts                    265             267
Other                                                        321             240
                                                   -------------     -----------
     TOTAL OTHER INCOME                                      586             507
OTHER EXPENSES
Salaries and employee benefits                               941             894
Net occupancy expense                                        243             248
Other                                                        375             403
                                                   -------------     -----------
    TOTAL OTHER EXPENSE                                    1,559           1,545
INCOME BEFORE PROVISION FOR FEDERAL
  INCOME TAX                                               1,045           1,047
Provision for Federal income tax                             273             283
                                                   -------------     -----------
NET INCOME                                                   772             764
                                                   =============     ===========

EARNINGS PER SHARE
Net income                                         $        1.30     $      1.29
Cash dividend declared                             $        0.31     $      4.31

STATEMENT OF CASH FLOWS
(in thousands)

                                                                                   Three months ended
                                                                                        March 31
                                                                                          1999          1998
Cash flows from operating activities
Net income                                                                         $        772      $       764
Adjustments to reconcile net income to net cash
  provided from operating activities
Depreciation and amortization                                                               199               95
Provision for loan losses                                                                    30               30
Net amortization and accretion of secutities                                                 40              (39)
Deferred income taxes                                                                         -                -
Net gain on sale of investment securities                                                     -                -
(Gain) loss on other real estate owned                                                        -                -
Net change in accrued interest receivable                                                  (538)            (540)
Net change in accrued interest payable and other                                             82               29
                                                                                   ------------      -----------

Net cash provided by operating activities                                                   585              339

Cash flows from investing activities
Proceeds from sale of investment securities: AFS                                              -                -
Proceeds from maturities of investment securities: AFS                                      303            2,675
Proceeds from maturities of investment securities: HTM                                      799              166
Purchase of investment securities: AFS                                                   (1,956)          (1,028)
Purchase of investment securities: HTM                                                     (847)            (222)
Net (increase) decrease in loans                                                         (3,092)             139
Proceeds from the sale of other real estate                                                   -                -
Premises and equipment expenditures                                                        (758)            (237)
                                                                                   ------------      -----------

Net cash provided from (used in) investing activities                                    (5,551)           1,493

Cash flows from financing activities
Net increase (decrease) in interest bearing and
  non-interest bearing demand accounts                                                      369            2,272
Net increase (decrease) in savings and time deposits                                     (1,354)          (1,274)
Cash dividends paid                                                                        (183)            (184)
                                                                                   ------------      -----------

Net cash provided from (used in) financing activities                                    (1,168)             814
                                                                                   ------------      -----------

Net increase (decrease) in cash and equivalents                                          (6,134)           2,646
Cash and equivalents at beginning of year                                                23,072           12,560
                                                                                   ------------      -----------

Cash and equivalents at end of period                                              $     16,938      $    15,206
                                                                                   ============      ===========

Cash paid for:
Interest                                                                           $      1,373      $     1,320
Income taxes                                                                                  -                -

ITEM 2.  MANAGEMENTS' DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

Financial Condition

Loan demand was strong during the first quarter of 1999. Net loans increased $3,092,000 during the quarter. The largest demand was in the commercial loan area. This increase was earlier than anticipated and is a reflection of the strong growth in the local market place. Mortgage demand continued to increase, but the relatively stable rates during the quarter resulted in less of a demand to rewrite existing mortgages only for the rate advantage. Consumer loans declined slightly due to a drop in demand that the Bank normally experiences during the winter months.

Time and savings deposits dropped during the first quarter of the year. This follows a pattern of cash flows that usually impacts the market in the first quarter. Demand deposits grew during the quarter. Much of the growth takes place in the final month of the quarter in anticipation of Federal income tax payments.

The Bank paid a quarterly dividend of $.31 per share during the first quarter. An additional investment in premises began during the first quarter as the Bank began construction of a building in Imlay City, Michigan that will house a new bank branch. The branch is scheduled to open in June of 1999. Imlay City is the only other city in Lapeer County and is the second largest population area in the county.

The Bank continues to seek investment opportunities to supplement income but remain liquid enough to meet loan demand. The Bank used cash available at the end of 1998 due to the sale of real estate mortgages to meet the loan demand and purchase securities to increase income. Most securities purchased in the U.S. Government categories are held as available for sale. Securities purchased for the state and political subdivision portfolio are held to maturity.

Results of Operations

Net interest income declined during the period as a result of the sale of real estate mortgages during the last quarter of 1998. These mortgages were sold due to their low interest rates and long maturities. Loan demand in the commercial portfolio continued to be strong. Service charges on deposit accounts remained consistent with the levels collected in the first quarter of 1998. Other income categories also performed at the similar levels to the previous year. On February 1, 1999, the Bank introduced a fee for foreign card holders at its seven ATMs. Management is monitoring the results of this fee closely. Other expense levels remained consistent with the previous years levels.

Risk Factors

Capital levels remain strong and well above regulatory requirements. Provision for loan losses to average loans ratio is 1.54%, above most peer levels. The non-performing loans to total loans ratio is 1.16%. The Corporation remains on schedule in testing and preparing for the year 2000. No major problems have been discovered during its effort to identify issues related to the potential failure of data processing systems related to calculating or recognizing the year 2000 date in programs.

PART II.

Item 6.  Exhibits and Reports on Form 8-K.

          A) Not applicable

          B) A form 8-K has not been filed during the three months ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                             COUNTY BANK CORP

                                             /s/ Joseph H. Black
                                             -----------------------------------
                                             Joseph H. Black
                                             Treasurer

                               INDEX TO EXHIBITS




EXHIBIT NO.                DESCRIPTION
-----------                -----------
    27                   Financial Data Schedule