Form 10-Q
period 1999-06-30
COUNTY BANK CORP
filed 1999-08-13
CIK 830480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-
                                  ACT OF 1934
                      For the Quarter ended June 30, 1999
                         Commission file number: 0-17482
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-                                   ACT OF 1934
                  For the transition period from      to
                                                 ----    -----


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


There are 1,186,472 shares of common stock outstanding as of June 30, 1999.

                                COUNTY BANK CORP

                                    FORM 10-Q

                       For the Quarter ended June 30, 1999




PART I: FINANCIAL INFORMATION                                                                  PAGE

     Item 1. Financial Statements                                                                 3

         Balance Sheets-
         At June 30, 1999 and December 31, 1998                                                   4

         Statements of Income-
         For the three months and six months ended June 30, 1999 and 1998                         5

         Statement of Cash Flows-
         For the three months and six months ended June 30, 1999 and 1998                         6

     Item 2.  Management's Discussion and Analysis of
         Financial Condition and the Results of Operations                                         7

PART II: OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                                                 8

All items except those set forth above are inapplicable and have been omitted.

SIGNATURES                                                                                        9

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

CONSOLIDATED FINANCIAL STATEMENTS
BALANCE SHEETS (in thousands)


                                                                               June 30          December 31
                                                                                1999               1998
ASSETS
Cash and due from banks                                                        $ 11,755         $  9,372
Investment securities available for sale                                         23,011           22,479
Investment securities held to maturity                                           28,701           28,137
                                                                               --------         --------
   Total investment securities                                                   51,712           50,616
Federal funds sold                                                                7,700           13,700
Loans                                                                           126,059          120,175
   Less: Reserve for possible loan losses                                         1,922            1,881
                                                                               --------         --------
      Net loans                                                                 124,137          118,294
Bank premises and equipment                                                       4,049            3,201
Interest receivable and other assets                                              2,509            2,303
                                                                               --------         --------
   TOTAL ASSETS                                                                $201,862         $197,486
                                                                               ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Demand                                                                      $ 82,060         $ 80,008
   Savings                                                                       43,795           43,731
   Time                                                                          51,222           49,718
                                                                               --------         --------
      Total deposits                                                            177,077          173,457
Interest payable and other liabilities                                            1,538            1,708
                                                                               --------         --------
   TOTAL LIABILITIES                                                            178,615          175,165
STOCKHOLDERS' EQUITY
Common Stock-$5.00 par value, 1,200,000 shares authorized,
  1,186,472 outstanding in 1999 and 593,236 shares outstanding in 1998            2,966            2,966
Surplus                                                                           8,634            8,634
Undivided profits                                                                11,057            9,820
Unrealized gains and losses on securities available for sale                        590              901
                                                                               --------         --------
     TOTAL STOCKHOLDERS' EQUITY                                                  23,247           22,321
                                                                               --------         --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $201,862         $197,486
                                                                               ========         ========

CONSOLIDATED INCOME STATEMENTS
(in thousands)

                                                     Three months ended              Six months ended
                                                          June 30                       June 30

                                                   1999           1998           1999            1998
INTEREST INCOME
Interest and fees on loans                        $2,624         $2,698         $5,139         $   5,388
Interest on investments                              721            673          1,424             1,383
Interest on Federal funds sold                       108             85            229               120
                                                  ------         ------         ------         ---------
     TOTAL INTEREST INCOME                         3,453          3,456          6,792             6,891
INTEREST EXPENSE
   Demand deposits                                   385            215            745               780
   Savings deposits                                  288            473            582               584
   Time deposits                                     630            639          1,267             1,281
   Borrowed funds                                   --             --             --                   2
                                                  ------         ------         ------         ---------
      TOTAL INTEREST EXPENSE                       1,303          1,327          2,594             2,647
                                                  ------         ------         ------         ---------
NET INTEREST INCOME                                2,150          2,129          4,198             4,244
Provision for possible loan losses                    30             30             60                60
                                                  ------         ------         ------         ---------
NET INTEREST INCOME AFTER PROVISION
   FOR POSSIBLE LOAN LOSSES                        2,120          2,099          4,138             4,184
OTHER INCOME
Service fees on loan and deposit accounts            274            279            539               546
Other                                                385            255            706               495
                                                  ------         ------         ------         ---------
     TOTAL OTHER INCOME                              659            534          1,245             1,041
OTHER EXPENSES
Salaries and employee benefits                       996            913          1,937             1,807
Net occupancy expense                                238            247            481               495
Other                                                401            397            776               800
                                                  ------         ------         ------         ---------
    TOTAL OTHER EXPENSE                            1,635          1,557          3,194             3,102
INCOME BEFORE PROVISION FOR FEDERAL
  INCOME TAX                                       1,144          1,076          2,189             2,123
Provision for Federal income tax                     306            292            579               575
                                                  ------         ------         ------         ---------
NET INCOME                                        $  838         $  784         $1,610         $   1,548
                                                  ======         ======         ======         =========

EARNINGS PER SHARE
Net income                                        $ 0.71         $ 0.66         $ 1.36         $    1.30
Cash dividend declared                            $ 0.16         $ 0.16         $ 0.32         $    0.28

STATEMENT OF CASH FLOWS
(in thousands)


                                                                      Three months ended                   Six months ended
                                                                           June 30                             June 30

                                                                   1999            1998               1999               1998
Cash flows from operating activities
Net income                                                     $    838          $    784          $  1,610          $  1,548
Adjustments to reconcile net income to net cash
  provided from operating activities
Depreciation and amortization                                        56                97               255               192
Provision for loan losses                                            30                30                60                60
Net amortization and accretion of securities                       (130)              (41)              (90)              (80)
Deferred income taxes                                              --                --                --                --
Net gain on sale of investment securities                          --                --                --                --
(Gain) loss on other real estate owned                              (56)             --                 (56)             --
Net change in accrued interest receivable                           288               862              (250)              322
Net change in accrued interest payable and other                     88              (141)              170              (112)
                                                               --------          --------          --------          --------
Net cash provided by operating activities                         1,114             1,591             1,699             1,930

Cash flows from investing activities
Proceeds from sale of investment securities: AFS                   --                --                --                --
Proceeds from maturities of investment securities: AFS            3,597               241             3,900             2,916
Proceeds from maturities of investment securities: HTM            3,070               365             3,869               531
Purchase of investment securities: AFS                           (2,946)           (1,008)           (4,902)           (2,036)
Purchase of investment securities: HTM                           (3,665)             (447)           (4,512)             (669)
Net (increase) decrease in loans                                 (2,822)            2,344            (5,914)            2,483
Proceeds from the sale of other real estate                         100              --                 100              --
Premises and equipment expenditures                                (345)             (224)           (1,103)             (461)
                                                               --------          --------          --------          --------

Net cash provided from (used in) investing activities            (3,011)            1,271            (8,562)            2,764

Cash flows from financing activities
Net increase (decrease) in interest bearing and
  non-interest bearing demand accounts                            1,683            (1,846)            2,052               426
Net increase (decrease) in savings and time deposits              2,922             2,475             1,568             1,201
Cash dividends paid                                                (191)           (2,557)             (374)           (2,741)
                                                               --------          --------          --------          --------

Net cash provided from (used in) financing activities             4,414            (1,928)            3,246            (1,114)
                                                               --------          --------          --------          --------

Net increase (decrease) in cash and equivalents                   2,517               934            (3,617)            3,580
Cash and equivalents at beginning of year                        16,938            15,206            23,072            12,560
                                                               --------          --------          --------          --------

Cash and equivalents at end of period                          $ 19,455          $ 16,140          $ 19,455          $ 16,140
                                                               ========          ========          ========          ========

Cash paid for:
Interest                                                       $  1,909          $  1,788          $  3,282          $  3,108
Income taxes                                                   $    552          $    562          $    552          $    562

ITEM 2. MANAGEMENTS' DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

Financial Condition

Loan demand remained strong during the second quarter of 1999. Net loans increased $2,822,000 during the quarter. The largest growth was in the commercial loan area. Mortgage demand moderated due to increasing rates. Consumer loan demand increased and the Bank made enough new loans to offset repayments.

Time and savings deposits increased slightly during the second quarter of the year. Demand deposits grew during the quarter.

The Bank paid a quarterly dividend of $.16 per share during the second quarter. The Corporation paid a 100% stock dividend on April 20, 1999. The Bank's investment in premises continued to increase during the second quarter as the Bank continued construction of its branch in Imlay City, Michigan. The branch is scheduled to opened August 11, 1999. Imlay City is the second largest population area in Lapeer County.

The Bank continues to seek investment opportunities to supplement income but remain liquid enough to meet loan demand. The Bank reinvested maturities and repayments from the securities portfolio in the securities portfolio. Most securities purchased in the U.S. Government categories are held as available for sale. Securities purchased for the state and political subdivision portfolio are held to maturity.

Results of Operations

Net interest income increased during the period as a result of the growth of commercial loans. Other income categories performed at the levels consistent with the previous year. On February 1, 1999, the Bank introduced a fee for foreign cardholders at its seven ATMs. Management is monitoring the results of this fee closely. Other expense levels remained consistent with the previous year's levels.

Risk Factors

Capital levels remain strong and well above regulatory requirements. Provision for loan losses to average loans ratio is 1.52%, above most peer levels. The non-performing loans to total loans ratio is 1.07%. The Corporation remains on schedule in testing and preparing for the year 2000. The testing of all critical systems in completed. The contingency plan was completed, tested and submitted to the Corporations Board of Directors for review. No major problems have been discovered during its effort to identify issues related to the potential failure of data processing systems related to calculating or recognizing the year 2000 date in programs.

PART II.

Item 6.  Exhibits and Reports on Form 8-K.

A)       Not applicable

B) A form 8-K has not been filed during the three months ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                                    COUNTY BANK CORP

August 13, 1999                                     /s/ Joseph H. Black
---------------                                     ---------------------------
                                                    Joseph H. Black
                                                    Treasurer

                                  Exhibit Index
                                  -------------

Exhibit No.              Description
-----------              -----------
  27                     Financial Data Schedule