Form 10-Q
period 1999-09-30
COUNTY BANK CORP
filed 1999-11-15
CIK 830480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---                                  ACT OF 1934
                    For the Quarter ended September 30, 1999
                         Commission file number: 0-17482

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---                           ACT OF 1934
                  For the transition period from  N/A    to  N/A
                                                 -------    ------


                                County Bank Corp
                             Michigan EIN 38-0746329
                      83 W. Nepessing St., Lapeer, MI 48446
                                 (810) 664-2977

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                  ------   -----
Indicate the number of shares outstanding as of each of the issuer's classes of common stock, as of the latest practicable date.


There are 1,186,472 shares of common stock outstanding as of September 30, 1999.

                                COUNTY BANK CORP

                                    FORM 10-Q

                    For the Quarter ended September 30, 1999


PART I: FINANCIAL INFORMATION                                                                   PAGE
     Item 1. Financial Statements                                                                 3

         Balance Sheets-
         At September 30, 1999 and December 31, 1998                                              4

         Statements of Income-
         For the three months and six months ended September 30, 1999 and 1998                    5

         Statement of Cash Flows-
         For the three months and six months ended September 30, 1999 and 1998                    6

     Item 2. Management's Discussion and Analysis of
        Financial Condition and the Results of Operations                                         7

Part II: OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                                                 8

All items except those set forth above are inapplicable and have been omitted.

SIGANTURES                                                                                        9


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

CONSOLIDATED FINANCIAL STATEMENTS
BALANCE SHEETS (in thousands)

                                                                                          September 30         December 31
                                                                                              1999                1998
                                                                                              ----                ----
ASSETS
Cash and due from banks                                                                   $     9,803         $     9,372

Investment securities available for sale                                                       24,590              22,479

Investment securities held to maturity                                                         28,834              28,137
                                                                                          -----------          ----------
   Total investment securities                                                                 53,424              50,616

Federal funds sold                                                                              3,500              13,700

Loans                                                                                         133,464             120,175

   Less: Reserve for possible loan losses                                                       1,909               1,881
                                                                                          -----------          ----------

      New loans                                                                               131,555             118,294

Bank premises and equipment                                                                     4,180               3,201

Interest receivable and other assets                                                            3,326               2,303
                                                                                          -----------          ----------
   TOTAL ASSETS                                                                           $   205,788          $  197,486
                                                                                          ===========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Demand                                                                                 $    86,463          $   80,008

   Savings                                                                                     41,567              43,731

   Time                                                                                        52,370              49,718
                                                                                          -----------          ----------
      Total Deposits                                                                          180,400             173,457

Interest payable and other liabilities                                                          1,646               1,708
                                                                                          -----------          ----------
   TOTAL LIABILITIES                                                                          182,046             175,165
STOCKHOLDERS' EQUITY
Common Stock-$5.00 par value, 1,200,000 shares authorized,
  1,186,472 outstanding in 1999 and 593,236 shares outstanding in 1998
                                                                                                                    2,966

Surplus                                                                                         8,634               8,634

Undivided profits                                                                              11,670               9,820

Unrealized gains and losses on securities available for sale                                      472                 901
                                                                                          -----------          ----------
     TOTAL STOCKHOLDERS' EQUITY                                                                23,742              22,321
                                                                                          -----------          ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $   205,788          $  197,486
                                                                                          ===========          ==========

                                       4



CONSOLIDATED INCOME STATEMENTS
(in thousands)                                        Three months ended                 Nine months ended
                                                          September 30                      September 30
                                                          1999           1998               1999                1998
INTEREST INCOME
Interest and fees on loans                               $   2,698       $   2,654          $   7,837           $   8,042

Interest on investments                                        721             692              2,145               2,075

Interest on Federal funds sold                                 109             137                338                 257
                                                         ---------       ---------          ---------           ---------
     TOTAL INTEREST INCOME                                   3,528           3,483             10,320              10,374
INTEREST EXPENSE
   Demand deposits                                             425             409              1,170               1,189
   Savings deposits                                            287             314                869                 898
   Time deposits                                               653             652              1,920               1,933
   Borrowed funds                                                -               -                  -                   2
                                                         ---------       ---------          ---------           ---------
      TOTAL INTEREST EXPENSE                                 1,365           1,375              3,959               4,022
                                                         ---------       ---------          ---------           ---------
NET INTEREST INCOME                                          2,163           2,108              6,361               6,352
Provision for possible loan losses                              30              30                 90                  90
                                                         ---------       ---------          ---------           ---------
NET INTEREST INCOME AFTER PROVISION
   FOR POSSIBLE LOAN LOSSES                                  2,133           2,078              6,271               6,262
OTHER INCOME
Service fees on loan and deposit accounts                      280             281                819                 827
Other                                                          321             274              1,027                 769
                                                         ---------       ---------          ---------           ---------
     TOTAL OTHER INCOME                                        601             555              1,846               1,596
OTHER EXPENSES
Salaries and employee benefits                                 986             957              2,923               2,764
Net occupancy expense                                          255             257                736                 752
Other                                                          407             397              1,183               1,197
                                                         ---------       ---------          ---------           ---------
    TOTAL OTHER EXPENSE                                      1,648           1,611              4,842               4,713
INCOME BEFORE PROVISION FOR FEDERAL
  INCOME TAX                                                 1,086           1,022              3,275               3,145
Provision for Federal income tax                               282             273                861                 848
                                                         ---------       ---------          ---------           ---------
NET INCOME                                               $     804       $     749          $   2,414           $   2,297
                                                         =========       =========          =========           =========

EARNINGS PER SHARE
Net income                                               $    0.67       $    0.63          $    2.03           $    1.94
Cash dividend declared                                   $    0.16       $    0.16          $    0.48           $    2.47



STATEMENT OF CASH FLOWS
(in thousands)                                        Three months ended                   Nine months ended
                                                         September  30                        September 30
                                                         1999           1998                1999               1998
Cash flows from operating activities
Net income                                             $       804     $       749        $     2,414          $    2,297
Adjustments to reconcile net income to net cash
  provided from operating activities
Depreciation and amortization                                  129             283                384                 475
Provision for loan losses                                       30              30                 90                  90
Net amortization and accretion of securities
                                                               219             (40)               129                (120)
Deferred income taxes                                            -               -                  -                   -
Net gain on sale of investment securities                        -               -                  -                   -
(Gain) loss on other real estate owned                           -               -                (56)                  -
Net change in accrued interest receivable                     (508)           (699)              (758)               (377)
Net change in accrued interest payable and other              (232)              -                (62)               (112)
                                                       -----------     -----------        -----------          ----------

Net cash provided by operating activities                      442             323              2,141               2,253

Cash flows form investing activities
Proceeds from sale of investment securities: AFS                 -               -                  -                   -
Proceeds from maturities of investment sec: AFS              1,247           2,553              5,147               5,469
Proceeds from maturities of investment sec: HTM              1,286           2,559              5,155               3,090
Purchase of investment securities: AFS                      (3,006)         (4,252)            (7,908)             (6,288)
Purchase of investment securities: HTM                      (1,226)         (2,706)            (5,738)             (3,375)
Net (increase) decrease in loans                            (7,489)             49            (13,403)              2,532
Proceeds from the sale of other real estate                      -               -                100                   -
Premises and equipment expenditures                           (539)            (40)            (1,642)               (501)
                                                       -----------     -----------        -----------          ----------

Net cash provided from (used in) investing
activities                                                  (9,727)         (1,837)           (18,289)                927

Cash flows from financing activities
Net increase (decrease) in interest bearing and
  non-interest bearing demand accounts                       4,403           2,720              6,455               3,146
Net increase (decrease) in savings and time
deposits                                                    (1,080)          1,936                488               3,137
Cash dividends paid                                           (190)           (184)              (564)             (2,925)
                                                       -----------     -----------        -----------          ----------

Net cash provided from (used in) financing
activities                                                   3,133           4,472              6,379               3,358
                                                       -----------     -----------        -----------          ----------

Net increase (decrease) in cash and equivalents             (6,152)          2,958             (9,769)              6,538
Cash and equivalents at beginning of year                   19,455          16,140             23,072              12,560
                                                       -----------     -----------        -----------          ----------

Cash and equivalents at end of period                  $    13,303     $    19,098        $    13,303          $   19,098
                                                       ===========     ===========        ===========          ==========

Cash paid for:
Interest                                               $       913     $     1,375        $     4,195          $    4,022
Income taxes                                           $       349     $       327        $       901          $      889

ITEM 2.  MANAGEMENTS' DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

Financial Condition

Loan demand remained strong during the second quarter of 1999. Net loans increased $7,489,000 during the quarter. The largest growth was in the commercial loan area. Mortgage demand remained low due to increased rates. Consumer loan demand increased and the Bank made enough new loans to offset repayments.

Time and savings deposits decreased during the third quarter of the year. Demand deposits grew $4,403,000 during the quarter. The decline in savings and time deposits is consistent with the historical flow of money through the market area.

The Bank paid a quarterly dividend of $.16 per share during the third quarter. The Corporation paid a 100% stock dividend on April 20,1999. The Bank's investment in premises continued to increase during the second quarter as the Bank completed the construction of a branch in Imlay City, Michigan. The branch opened August 11, 1999. Imlay City is the second largest population area in Lapeer County.

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

Risk Factors

Capital levels remain strong and well above regulatory requirements. Provision for loan losses to average loans ratio is 1.43%, above most peer levels. The non-performing loans to total loans ratio is .957%. The Corporation remains on schedule in testing and preparing for the year 2000. The testing of all critical systems in completed. The contingency plan was completed, tested and submitted to the Corporations Board of Directors for review. No major problems have been discovered during its effort to identify issues related to the potential failure of data processing systems related to calculating or recognizing the year 2000 date in programs.

PART II.

Item 6.  Exhibits and Reports on Form 8-K.

          A) Not applicable

          B) A form 8-K has not been filed during the three months ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized



                                    COUNTY BANK CORP

November 11, 1999                   /s/ Joesph H. Black
                                    ------------------------------------
                                    Joseph H. Black
                                    Treasurer

                                 Exhibit Index
                                 -------------

Exhibit No.                 Description
-----------                 -----------
    27                      Financial Data Schedule
