Form 10-K
period 1999-12-31
COUNTY BANK CORP
filed 2000-03-29
CIK 830480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             X ANNUAL REPORT PURSUANT TO SECTION 10 OR 15(d) OF THE
            ---         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                         Commission files number 0-17482

                    TRANSITION REPORT PURSUANT TO SECTION 13 OR
            ---   15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                     for the transition period from      to
                                                    ----    ----


                                County Bank Corp
                             Michigan EIN 38-0746239
                      83 W. Nepessing St. Lapeer, MI 48446
                                 (810 664-2977)

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

Yes X No
   ---   ---
The aggregate market value of the voting shares of stock held by nonaffiliates of the registrant was $42,122,336.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

There are 1,186,472 shares of common stock ($5.00 par value) outstanding as of December 31, 1999.

The following documents are incorporated into the 10-K by reference:

The Annual Report to Shareholders, December 31, 1999, Part I, Part II.

Proxy statement dated March 24, 2000, Part III.

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

The Corporation serves the County through the subsidiary Bank at eight locations. The main office is located at 83 W. Nepessing St., in downtown Lapeer. A drive through location is located at the corner of Pine St. and Clay St. across form the main office. A full service office is located in the sough end of Lapeer at 637 south M-24. Attica Township is served by a full service Attica Office located at 4515 Imlay City Rd. Full service offices are located in Elba Township at 5508 Davison Road and in Metamora Township on M-24, south of Lapeer. A full service office opened in August 1999 in the City of Imlay City at 1875 S. Cedar St., Imlay City, MI. One Automated Teller Machine is located in Lapeer Regional Hospital, 1375 N. Main St., Lapeer. One cash dispensing machine is located the lobby of Lapeer Cinemas at 1650 Demille Rd., Lapeer, MI. A full service branch is located in Bryan's Market, a grocery store, at 6002 N. Lapeer Rd., North Branch, MI.

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

County Bank Corp 1999 10-k                                                     2
of the State of Michigan. The Financial Institutions Bureau of the State of Michigan has the authority to examine and regulated the Bank and works closely with the Federal Reserve Bank of Chicago coordinating alternate examinations of the Bank. The FIB has the authority to issue cease and desist orders against unsafe and unsound banking practices, and the authority to close a bank in the event it should become insolvent. In addition, the Bank's business is directly affected by the monetary policies of the Board of Governors of the Federal Reserve System. The Federal Deposit Insurance Corporation insures the Bank's deposits.

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

The number of full time equivalent employees totaled 124 and 116 on December 31, 1999 and 1998, respectively.









County Bank Corp 1999 10-k                                                     3

 Guide 3.  Statistical disclosures:

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest (000's)

Table I.                                Average Assets (000's)            Income (000's)                    Yield (%)
                                             1999      1998     1997      1999      1998      1997      1999      1998      1997

Assets
Securities:
US Gov't & agencies...................       29,819    27,786   29,482     1,788     1,792     1,956     6.00%     6.45%     6.63%
State and political subdivisions*.....       20,672    17,898   15,594     1,598     1,392     1,246     7.73%     7.78%     7.99%
Corporate securities..................            -         -       22         -         -         1     0.00%     0.00%     4.55%
Other securities.......................        1,605     1,516    1,206        49        47        38     3.05%     3.10%     3.15%
Total investment securities...........       52,096    47,200   46,304     3,435     3,231     3,241     6.59%     6.85%     7.00%

Bank time deposits....................            -         -        -         -         -         -     0.00%     0.00%     0.00%
Federal funds sold....................        8,512     8,160    5,209       419       429       286     4.92%     5.26%     5.49%
Loans:
Commercial loans*.....................       65,578    55,943   54,210     5,668     5,071     4,937     8.64%     9.06%     9.11%
Real estate mortgages.................       32,994    35,845   37,258     2,435     2,972     3,144     7.38%     8.29%     8.44%
Consumer loans........................       28,843    29,969   28,192     2,703     2,653     2,428     9.37%     8.85%     8.61%
Total loans...........................      127,415   121,757  119,660    10,806    10,696    10,509     8.48%.    8.78%     8.78%

Total average earning assets..........      187,645   177,117  171,173    14,660    14,356    14,036     7.81%     8.11%     8.20%
Total average assets..................      202,995   189,729  181,207
Interest bearing liabilities:
Deposits:
NOW account deposits..................       50,200    46,084   41,132     1,642     1,550     1,397     3.27%     3.36%     3.40%
Savings deposits......................       42,891    41,210   42,416     1,150     1,202     1,262     2.68%     2.92%     2.98%
Time deposits over $100,000...........        8,515     6,326    4,994       439       352       263     5.16%     5.56%     5.27%
Other time deposits...................       42,330    42,249   42,245     2,142     2,251     2,153     5.06%     5.33%     5.10%
Total deposits........................      143,936   135,869  130,787     5,373     5,355     5,075     3.73%     3.94%     3.88%

Federal funds purchased...............            -        35       34         -         2         2     0.00%     5.71%     5.88%
Long-term debt........................            -         -        -         -         -         -     0.00%     0.00%     0.00%
Total interest bearing liabilities....      143,936   135,904  130,821     5,373     5,357     5,077     3.73%     3.94%     3.88%

Demand deposits.......................       34,014    30,238   28,148
Other liabilities.....................        1,805     1,888    1,095
Stockholders' equity..................       23,240    21,699   21,143
Total liabilities and stockholders'
  equity..............................      202,995   189,729  181,207

Interest expense as a % of average earning assets                                                        2.86%     3.02%     2.97%
Net interest margin/net interest yield as a %                              9,287     8,999     8,959     4.95%     5.08%     5.23%
  of average earning assets
Net interest yield as a % of average assets                                                              4.57%     4.74%     4.94%

* A tax adjustment of $653, $514 and $473 has been added to 1999, 1998 and 1997 income respectively to reflect the impact of a 34% Federal income tax rate rate in each year. Non accruing loans are reported in their related categories and reduce the related yields.




County Bank Corp 1999 10-k                                                     4

Table II. The dollar amounts of changes in interest income and interest expense are presented in the accompanying table. The change in volume is calculated by multiplying the change in volume by the old rate. The change in rate is calculated by multiplying the change in rate by the old volume. The change in rate volume is calculated by multiplying the change in rate by the change in volume.

                                       ---------------------------------------------------------------------------
                                       1999 vs 1998                             1998 vs 1997

                                       Change           Change in                     Change in             Total
                                         in
                                       Volume   Rate    Rate/volume             Volume   Rate   Rate/volume
Assets
Securities:
US Gov't & agencies                     131   (126)        (9)         (4)      (113)    (55)        4     (164)

State and political subdivisions        216     (9)        (1)        206        184     (33)       (5)     146

Corporate securities                      -      -          -           -         (1)      -         -       (1)

Other securites                           3     (1)         -           2         10      (1)        -        9

Total investment securities             350   (136)       (10)        204         80     (89)       (1)     (10)

Bank time deposits                        -      -          -           -          -       -         -        -

Federal funds sold                       19    (27)        (2)        (10)       162     (12)       (7)     143

Loans:
Commercial loans                        873   (235)       (41)        597        158     (23)       (1)     134

Real estate mortgages                  (236)  (327)        26        (537)      (119)    (55)        2     (172)

Consumer loans                         (100)   156         (6)         50        153      68         4      225

Total loans                             537   (406)       (21)        110        192     (10)        5      187

Total average earning assets            906   (569)       (33)        304        434    (111)       (3)     320

Interest bearing liabilities:
NOW account deposits                    138    (43)        (3)         92        168     (14)       (1)     153

Savings deposits                         49    (97)        (4)        (52)       (36)    (25)        1      (60)

Time deposits over $100,000             122    (26)        (9)         87         70      15         4       89

Other time deposits                       4   (113)         -        (109)         -      98         -       98

Total deposits                          313   (279)       (16)         18        202      74         4      280

Federal funds purchased                 (2)     (2)         2          (2)         -       -         -        -

Long-term debt                            -      -          -           -          -       -         -        -

Total interest bearing liabilities      311   (281)       (14)         16        202      74         4      280

Net Interest Income                     595   (288)       (19)        288        232    (185)       (7)      40
                                       ---------------------------------------------------------------------------


County Bank Corp 1999 10-k                                                     5

II.   Investment Portfolio
A.    Book values of the investment portfolio (000's)

                                                                               1999          1998           1997
U.S. Treasury securities and
   U.S. government agencies                                                   $   12,547    $   11,042     $   13,110
Obligations of states and political subdivisions                                  21,600        19,392         16,964
Corporate securties                                                                1,290         1,695          1,482
Mortgage backed securities                                                        14,317        18,487         15,731
                                                                              ---------------------------------------
  Total securities                                                            $   49,754    $   50,616     $   47,287
                                                                              =======================================


B.    Maturity distribution of the Investment portfolio.

                                                                                 Book Value (000's)        Yield (%)
US Government securities
Maturity distribution:
One year or less                                                               $   4,014                         4.97
Over one year through five years                                                   2,995                         5.92
Over five years through ten years                                                  5,538                         6.41
Over ten years                                                                         -                            -

State and political subdivisions*
Maturity distribution:
One year or less                                                                   1,762                         7.52
Over one year through five years                                                   7,061                         7.78
Over five years through ten years                                                  7,867                         7.21
Over ten years                                                                     4,910                         7.33

Mortgage-backed securities                                                        14,317                         5.96

Other securities                                                                   1,290                         3.33

III.  Loan Portfolio

A.    Types of loans

                             1999            1998             1997             1996              1995
Commercial                  $   64,547      $   50,658       $   52,072       $   50,975        $   46,711
Real estate mortgage            31,502          35,457           39,332           32,696            24,546
Installment                     27,625          28,322           27,141           30,968            30,592
Construction                    10,977           5,738            3,062            2,835             3,500
                            ----------      ----------       ----------       ----------        ----------

  Total loans               $  134,651      $  120,175       $  121,607      $   117,474       $   105,349
                            ==========      ==========       ==========      ===========       ===========


County Bank Corp 10-k                                                          6

B. Maturities and Sensitivities of Loans to Changes in Interest Rates as of December 31, 1999 (000's).

Commercial loans
Fixed rate loans with a maturity of:
Three months or less                                         $ 4,997
Over three months through twelve months                        5,595
One year through five years                                   26,664
Over five years                                                  898
                                                             -------
Total fixed rate loans                                        38,154

Floating rate loans with a repricing frequency of:
Quarterly or more frequently                                  26,393
                                                             -------
Total commercial loans                                       $64,547
                                                             =======

Real estate construction loans

Fixed rate loans with a maturity of:
Three months or less                                         $ 2,275
Over three months through twelve months                          388
One year through five years                                      466
                                                             -------
Total fixed rate loans                                         3,129

Floating rate loans with a repricing frequency of:
Quarterly or more frequently                                   7,848

Total real estate construction loans                         $10,977
                                                             =======

C.    Risk Elements

1.    Nonaccrual, Past Due, and Restructured Loans (000's)

                                                       12/31/99        12/31/98       12/31/97      12/31/96    12/31/95
Loans 90 days past due and still accruing
Commercial loans                                          $    125        $    174       $   111       $   12      $   37
Real estate loans                                                0               0           124            0           0
Installment loans                                               21              98            31           30          32
                                                          --------        --------       -------       ------      ------
   Total loans 90 days past due                                146             272           266           42          69
                                                          ========        ========       =======       ======      ======

Non accruing loans
Commercial loans                                               802             910           642          302         381
Real estate loans                                               87              45           170            0           0
Installment loans                                              128             197            82           23           2
                                                          --------        --------       -------       ------      ------
   Total non accruing loans                               $  1,017        $  1,152       $   894       $  325      $  383
                                                          ========        ========       =======       ======      ======

There were no restructured loans

For the year ended 1999, if the loans reported as nonaccrual had earned at the contracted interest rate, $67,500 of interest income would have been recorded. No interest income was recorded on these loans in 1999.


County Bamk Corp 1999 10-k                                                     7

The Corporation places loans on a nonaccruing status when management feels that a significant risk of non-repayment exists. Criteria for evaluating risk include the borrowers payment history, past due status, and financial condition. Loans on which the required payment of principal or interest has not been received within 90 days of the due date are placed on nonaccrual status.

2.    Potential Problem Loans

As of December 31, 1999, management identified seven potential problem loans in the commercial loan portfolio. The seven loans totaled $773,000. Management allocated $196,000 of the allowance for loan losses for these credits.

3.    Foreign Outstandings

Not applicable

4.    Loan concentrations

As of December 31, 1999, there were no loan concentrations other than those categories already reported that exceed 10% of total loans.

D.    Other Interest Bearing Assets

As of December 31, 1999, there was no other interest bearing asset that would have been classified 90 days past due and still accruing if it were a loan.

IV.   Summary of Loan Loss Experience

A.    Analysis of Allowance for Loan Losses (000's)

                                                              1999        1998          1997        1996        1995
Balance at beginning of the period                       $   1,881    $  1,957     $   1,805    $  1,687    $  1,624
Charge offs:
Commercial                                                     240         157             -          62         186
Real estate                                                      -           -             -           -           -
Installment                                                    137          69            59          48          19
Construction                                                     -           -             -           -           -
                                                         -----------------------------------------------------------
   Total charge offs                                           377         226            59         110         205

Recoveries:
Commercial                                                      68          10            63          72           9
Real estate                                                      -           -             -           -           -
Installment                                                     21          20            28          36          19
Construction                                                     -           -             -           -           -
                                                         -----------------------------------------------------------
  Total recoveries                                              89          30            91         108          28
                                                         -----------------------------------------------------------
Net charge offs                                                288         196           (32)          2         177
Provision charged to earnings                                  320         120           120         120         240
                                                         -----------------------------------------------------------
Balance at the end of the period                         $   1,913    $  1,881     $   1,957    $  1,805    $  1,687
                                                         ===========================================================

Ratio of net charge offs during the period to                 0.23%       0.16%        -0.03%       0.03%       0.18%
average loans during the period

Net charged off loans totaled $288,000 for 1999. Charged off loans as a result of consumer loan activity increased. Most losses resulted from deficiency balances from repossessed collateral. One commercial loan resulted in a loss of $150,000. The Bank expects to recover sum of this loss. The Bank allocated




County Bank Corp 1999 10-k                                                     8

$320,000 to the reserve for loan losses to replenish the reserve and maintain the ratio of the reserve for loan losses to total loans in the face of strong loan growth.

Net charged off loans totaled $196,000 in 1998. One borrower accounted for $150,000 of the total charged off loans. Management allocated $120,000 from earnings to maintain a strong reserve for loan losses to total loans ratio of 1.57%

Net charged off loans resulted in net recoveries of $32,000 in 1997. Loan growth continued to be strong in 1997. Management allocated $120,000 from earning to maintain a strong loan to deposit ratio of 1.58%

Net charge off loans totaled $2,000 in 1996. The Reserve for loan losses totaled 1.53% of total loans on December 31, 1996. Management provided $120,000 from earnings to the reserve in order to maintain the high level of protection. Loans have been growing aggressively, and management intends to maintain a high quality portfolio with solid protection for the future.

Net charged off loans were $177,000 in 1995. The loan portfolio is growing as demand stays high. Management allocated $240,000 of earnings to the reserve to maintain a high level of protection.


B.       Allocation of the Allowance for Loan Losses (000's)

                                                     Real estate
Balances:                               Commercial    Mortgage      Installment    Construction  Unallocated   Total
December 31, 1999                        $    492      $      5       $    135      $      -     $   1,281     $   1,913
   % of loans in category                   47.9%         23.4%          20.5%          8.2%                      100.0%
December 31, 1998                        $    276      $      -       $     73      $      -     $   1,532     $   1,881
   % of loans in category                   42.1%         29.5%          23.6%          4.8%                      100.0%
December 31, 1997                        $    179      $      -       $     48      $      -     $   1,730     $   1,957
   % of loans in category                   43.7%         31.8%          22.0%          2.5%                      100.0%
December 31, 1996                        $    181      $      -       $     35      $      -     $   1,589     $   1,805
   % of loans in category                   43.4%         27.8%          26.4%          2.4%                      100.0%
December 31, 1995                        $    124      $     10       $     14      $      -     $   1,539     $   1,687
   % of loans in category                   44.3%         23.3%          29.1%          3.3%                      100.0%


Deposits

A. Refer to Item I of the Guide 3 statistical disclosures for a presentation of the information required by this item.


B.    Not applicable


C.    Not applicable


D.    Maturities of time certificates of deposits of  $100,000 or more. (000's)

Three months or less                               $   4,275
Over three through six months                          1,485
Over six months through twelve months                  1,723
Over twelve months                                     1,668
                                                   ---------
                                                   $   9,151
                                                   =========

E.    Not applicable




County Bank Corp 1999 10-k                                                     9

V.    Return on Equity and Assets

                                        1999          1998           1997
Return on assets (%)                     1.61          1.70           1.74
Return on equity (%)                    14.10         14.80          15.00
Dividend payout ratio (%)               33.84        106.63          31.90
Equity to assets ratio (%)              11.45         11.44          11.61
VI.








County Bank Corp 1999 10-k                                                    10

VII.  Short-term Borrowings

Not applicable

ITEM 2.  PROPERTY

The following is a tabulation of facilities owned by the Bank

                                    App. Building     Date
Description/location                Square footage  Occupied
Main office                             34,948       9/15/02
83 W. Nepessing St.
Lapeer, MI

Elba Office                              3,744      10/22/85
5508 Davison Rd.
Lapeer, MI

Pine-Clay office                           528        1/5/68
305 Pine St.
Lapeer, MI

Southgate Office                         1,700       11/2/70
637 S. Main St.
Lapeer, MI

Attica Office                            4,158       6/27/79
4515 Imlay City Rd.
Attica, MI

Metamora Office                          2,668       9/18/89
3414 S Lapeer Rd.
Metamora, MI

Imlay City Office                        2,668       8/11/99
1875 S Cedar St.
Imlay City, MI









County Bank Corp 1999 10-k                                                    11

ITEM 3.  LEGAL PROCEEDINGS

No material legal proceeding is pending to which the Corporation or the Bank is the party, or of which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Refer to Page 16 of the accompanying Annual Report to Shareholders

ITEM 6.  SELECTED FINANCIAL DATA

Refer to Page 15 of the accompanying Annual Report to Shareholders, except for:
(000's)

                                         1999          1998          1997           1996          1995
Total Assets                         $  207,397    $  197,486    $  186,841    $   177,786    $  169,877
Long Term Debt                                -             -             -              -             -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS.

EARNINGS
Major components of the operating result of the Corporation for 1999, 1998 and 1997 are presented in the accompanying table, Summary of Operations. A discussion of these results is presented in greater detail in subsequent pages.

Summary of Operations
                                            1999          1998           1997          1996          1995
Interest income                        $   14,027    $   13,826     $   13,556    $   12,666    $   12,114
Interest expense                            5,373         5,355          5,162         4,823         4,654
                                       -------------------------------------------------------------------
Net interest income                         8,654         8,471          8,394         7,843         7,460
Provision for possible loan losses            320           120            120           120           240
                                       -------------------------------------------------------------------
Net interest income after provision
  for possible loan losses                  8,334         8,351          8,274         7,723         7,220
Other income                                2,597         2,283          2,166         2,216         1,971
Other expense                               6,487         6,175          6,064         5,739         5,669
                                       -------------------------------------------------------------------
Income before provision for Federal         4,444         4,459          4,376         4,200         3,522
income tax
Provision for Federal income tax            1,166         1,239          1,215         1,220           948
                                       -------------------------------------------------------------------
Net income                             $    3,278     $   3,220      $   3,161     $   2,980     $   2,574
                                       ===================================================================

Per share:
Net income                             $     2.76     $    2.71      $    2.66     $    2.51     $    2.17
                                       ===================================================================
Dividends declared                     $     0.94     $    2.90      $    0.85     $    0.77     $    0.64
                                       ===================================================================


County Bank Corp 1999 10-k                                                    12

Net interest income

The Bank experienced strong loan demand during 1999. Loans increased $14,764,000 while net deposits increased $8,725,000. The net cash investment in the securities portfolio was $32,000, but this was offset by net decreases in the value of the available for sale portfolio and net amortization of historical premiums. Loan balances increased primarily during the last quarter of 1999. During the last quarter of 1998 the Bank sold $9,922,000 of mortgage loans to the secondary market. The resulting reduced ratio of loans to deposits during the first three-quarters of 1998 resulted in a decline in the net interest margin on a Federal tax equivalent basis (FTE) to 4.6% from 4.7% in 1998. The FTE adjustment is derived by dividing tax exempt interest income by .66 to reflect the Corporation's 34% tax rate. The Corporation continues to match rate sensitive assets and rate sensitive liabilities to maintain margins in different rate environments.

Rate sensitivity analysis (000's), December 31, 1999


Repricing period in days                   0-30          31-90         91-180        181-365        0-365       0ver 365
Rate sensitive assets (RSA):
Federal fund sold                         4,900             -              -             -         4,900               0
Investment securities                    12,394           366          2,112         3,184        18,056          31,698
Loans                                    39,174         2,043          2,252         7,799        51,268          81,383
                                    -------------------------------------------------------------------------------------
   Total rate sensitive assets           56,468         2,409          4,364        10,983        74,224         115,081
Rate sensitive liabilities (RSL):
Demand deposits                          30,737             -                                     30,737          58,558
Savings deposits                         20,818             -                                     20,818          20,346
Time deposits                             7,742         7,257          9,965         9,590        34,554          17,169
                                    -------------------------------------------------------------------------------------
   Total rate sensitive liabilities      59,297         7,257          9,965         9,590        86,109          96,073

Repricing gap (RSA-RSL)                                                                                           19,008
                                        (2,829)        (4,848)       (5,601)         1,393      (11,885)
As a percent of capital                  -11.9%         -20.3%        -23.5%           5.8%       -49.9%            79.8%
As a percent of total assets              -1.4%          -2.3%         -2.7%           0.7%        -5.7%             9.2%


The preceding table represents management's analysis of repricing probabilities for 1999. The Asset/liability management committee meets monthly to review the impact of changes in rates and market pricing on the Corporation's interest earning assets and interest paying liabilities. Customers' responses to interest rates and deposit products are reviewed. Loan demand is discussed and methods to answer customers needs are reviewed. The rate sensitivity of current production of both loans and deposits are reviewed. Management's goal is to achieve a balance between rate sensitive assets and rate sensitive liabilities in order to maintain a reasonable interest margin in changing rate environments.

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

Activity related to the reserve for loan losses resulted in net charged off loans of $288,000 in 1999. Net charged off loans recorded in 1998 were $196,000. Provisions for possible loan losses were $320,000 in


County Bank Corp 1999 10-k                                                    13

1999 and 120,000 for 1998. The ratio of reserve for possible loan losses to gross loans equaled 1.4%, 1.6% and 1.6% in 1999, 1998 and 1997, respectively.

Non-interest income

Non-interest income is composed of trust department income, service charges on deposit accounts, fees for providing other services to customers, gains on securities sales and other income. Non-interest income increased 13.8% during 1999. Trust income increased 7.6%. Fees for use of the Bank's ATM's by non-customers increased $99,000 as a result of a full year of collecting the fees. Gains on the sale of Other Real Estate totaled $80,000. The Bank realized a Gain on the Sale of Available for Sale Securities of $259,000.

Non-interest expense

Major components of non-interest expense are salaries and employee benefits, occupancy and equipment expenses and other operating expenses. Salaries and employee benefits increased 7.7% during 1999. FTE employees increased to 124 employees as a result of the opening a full service branch office in the City of Imlay City. Occupancy and equipment expenses declined 1.7% as a result of declines in depreciation expenses on the data processing equipment and remodeling investment made in 1997. The new Imlay City branch office opened in August of 1999. Other expenses increased 3.1%.

FINANCIAL CONDITION

Average assets for the Corporation totaled $202,995,000, 189,729,000 and 181,270,000 in 1999, 1998, and 1997, respectively. The 7.0% growth in average assets follows a 4.71% growth in 1998 and a 5.1% average growth in 1997. Average loans grew 4.6% while average interest bearing deposits grew 5.9%. Average earning assets grew 6.1% compared to total deposit growth of 7.1%.

Liquidity

The anticipated requirements of the Corporation can be met by upstreaming dividends from the subsidiary Bank. Refer to footnote 10 of the accompanying financial statements for a discussion of the restrictions on undivided profits of the subsidiary. The anticipated cash needs of the Corporation are for the payment of annual dividends to current stockholders. Dividends upstreamed to the Corporation were $1,109,000 in 1999 and $3,434,000 in 1998.


The estimated market value of U.S. Government securities and U.S. Agency securities totaled 13.2% of total deposits on December 31, 1999. The percentage for 1998 was 19.0%. The Corporation is able to meet normal demands for liquidity through loan repayments, securities payments and deposit growth.

CAPITAL

The Corporation's return on average equity totaled 14.1% in 1999 and 14.8% in 1998. Effective December 31, 1992, the Corporation is required to maintain capital in excess of 8% of risk-weighted assets as defined by the Federal Reserve Board. The Corporation's capital to risk-weighted asset ratio was 19.7% on December 31, 1999 and was 20.7% on December 31, 1998. Refer to footnote 12 of the accompanying financial statements for a tabular presentation of the Corporation's capital adequacy. At its March 17, 1999 meeting, the Board of Directors declared a 100% stock dividend to stockholders of record March 28, 1999, payable April 20, 1999.

RISK FACTORS

The Corporation is evaluated by the Federal Reserve Bank on its management of risk factors effecting the organization. These risks include credit, liquidity, market, operational, fiduciary, legal and reputational. Credit, liquidity, and market risk were discussed in earlier sections of this narrative. Legal matters are



County Bank Corp 1999 10-k                                                    14
discussed in ITEM 13. The Board of Directors discusses matters relating to its reputation and performance in the community at its regular meetings and two planning meetings held during the year

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to Pages 3-13 of the accompanying Annual Report to Shareholders.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

The information called for the items within this part is included in County Bank Corp's 2000 Proxy Statement and is incorporated herein by reference, as follows:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

PAGE 3 EXCEPT FOR:

Executive Officers            Ages         Office               Service
Curt Carter                    55         Employee             33 years
  Officer                                 President            11 years
  Present term                                                 11 years
Bruce J. Cady                  47         Employee              0 years
  Officer                                 Vice President        0 years
  Present term                                                  0 years
Laird A. Kellie                55         Employee             17 years
  Officer                                 Secretary            11 years
  Present term                                                 11 years
Joseph H. Black                50         Employee             10 years
  Officer                                 Treasurer            10 years
  Present term                                                 10 years

ITEM 11. EXECUTIVE COMPENSATION

Pages 5 & 6

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Page 2

Director                                   Number         Percentage of
                                         of shares         outstanding
                                                             stock
Dr. David H. Bush                          45,656             3.85
Michael H. Blazo                           20,012             1.69
Curt Carter                                 7,465             0.63
Patrick A. Cronin                           2,228             0.19
Thomas K. Butterfield                      29,400             2.48
James A. Harrington                         8,676             0.73
Ernest W. Lefever                             400             0.03
Tim Oesch                                   3,382             0.29
Charles Scheidegger                        10,426             0.88

County Bank Corp 1999 10-k                                                    15

Executive Officers and Directors, as a group, own 128,045 shares or 10.79% of 1,186,472 total outstanding shares of common stock of Corporation as of December 31, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Page 6

PART IV

Item 14.  EXHIBITS FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K.

(a)(1) The following financial statement schedules of the Corporation and Bank are included in the Annual Report to its stockholders for the year ended 1999 and are incorporated herein by reference in Item 8:

Balance Sheets--December 31, 1999 and 1998                                                       Page 3
Statements of Income--years ended December 31, 1999, 1998 and 1997                               Page 5
Statements of Changes in Stockholders equity--years ended December 31, 1999, 1998 and 1997       Page 4
Statements of Cash Flows--years ended December 31, 1999, 1998 and 1997                           Page 6
Notes to Financial Statements                                                                    Pages 7-13
Report of Independent Public Accountants dated January 19, 2000                                  Page 14

(a)(2) Not applicable

(a)(3) The following exhibits are required to be filed with this report by item 14(c):

(3) Articles of Incorporation and By-laws (previously filed as Exhibits to the Corporation's registration statement on form 8-A, filed January 24, 1989 and incorporated herein by reference).

(13) Annual Report to Stockholders for the year ended December 31, 1999 (filed herewith)

(22) Subsidiary of the Registrant: Lapeer County Bank & Trust Co., a Michigan Corporation

(23) Consent of Experts and Counsel: Letter of consent form Plante & Moran, LLP dated March 29, 2000

(27) Financial Data Schedule

(b) No reports on form 8-K were filed during the last quarter of the year covered by this report.

(c) See (a) (3)

(d) Not applicable


County Bank Corp 1999 10-k                                                    16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                   County Bank Corp



                                   Curt Carter
                                   -----------------------------
                                   President



                                   Joseph H. Black
                                   -----------------------------
                                   Treasurer


James F. Harrington                Charles Schiedegger
-------------------                -------------------


Timothy Oesch                      David H. Bush
-------------                      --------------


Michael H. Blazo                  Patrick A. Cronin
-----------------                  -----------------









County Bank Corp 1999 10-k                                                    17

                                      EXHIBIT INDEX


(3) Articles of Incorporation and By-laws (previously filed as Exhibits to the Corporation's registration statement on form 8-A, filed January 24, 1989 and incorporated herein by reference).

(13) Annual Report to Stockholders for the year ended December 31, 1999 (filed herewith)

(22) Subsidiary of the Registrant; Lapeer County Bank & Trust Co., a Michigan Corporation

(23) Consent of Experts and Counsel; Letter of consent form Plante & Moran, LLP dated March 29, 2000

(27) Financial Data Schedule