Form 10-Q
period 2000-03-31
COUNTY BANK CORP
filed 2000-05-15
CIK 830480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                      For the Quarter ended March 31, 2000
                        Commission file number: 0-17482

 _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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


There are 1,186,472 shares of common stock outstanding as of March 31, 2000.

                                COUNTY BANK CORP

                                    FORM 10-Q

                      For the Quarter ended March 31, 2000



PART I: FINANCIAL INFORMATION                                                                   PAGE

     Item 1. Financial Statements

         Balance Sheets-
         At March 31, 2000 and December 31, 1999                                                  4

         Statements of Income-
         For the three months ended March 31, 2000 and 1999                                       5

         Statement of Cash Flows
         For the three months ended March 31, 2000 and 1999                                       6

         Notes to Financial Statements                                                            7

       Item 2.  Management's Discussion and Analysis of
        Financial Condition and the Results of Operations                                         8

       Item 3.  Quantitative and Qualitative Disclosures about Market Risk                        9


PART II: OTHER INFORMATION

        Item 6.  Exhibits and Reports of Form 8-K                                                 10

All items except those set forth above are inapplicable and have been omitted.

SIGNATURES                                                                                        11

Part I - Financial Information

Item I - Financial Statements

Introduction to Financial Statements

The consolidated financial statements of County Bank Corp and subsidiary, Lapeer County Bank & Trust Co., have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with financial statements and the notes thereto included in County Bank Corp's Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1999.

The financial information presented reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the year.



CONSOLIDATED FINANCIAL STATEMENTS
BALANCE SHEETS (in thousands)
                                                                      March 31           December 31
                                                                        2000                 1999

ASSETS
Cash and due from banks                                                  $  14,585          $   12,883
Investment securities available for sale                                    20,085              21,565
Investment securities held to maturity                                      28,236              28,189
                                                                         ---------          ----------
   Total investment securities                                              48,321              49,754
Federal funds sold                                                           6,250               4,900
Loans                                                                      138,671             134,651
   Less: Reserve for possible loan losses                                    1,945               1,913
                                                                         ---------          ----------
      Net loans                                                            136,726             132,738
Bank premises and equipment                                                  4,185               4,227
Interest receivable and other assets                                         3,261               2,895
                                                                         ---------          ----------
   TOTAL ASSETS                                                          $ 213,328          $  207,397
                                                                         =========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Noninterest-bearing demand                                            $  37,797          $   34,977
   Interest bearing demand                                                  57,300              54,318
   Savings                                                                  41,059              41,164
   Time                                                                     51,480              51,723
                                                                        ----------          ----------
      Total deposits                                                       187,636             182,182
Interest payable and other liabilities                                       1,489               1,390
                                                                        ----------          ----------
   TOTAL LIABILITIES                                                       189,125             183,572
STOCKHOLDERS' EQUITY
Common Stock-$5.00 par value, 1,200,000 shares
  authorized and 593,236 shares outstanding
                                                                             5,932               5,932
Surplus                                                                      8,634               8,634
Undivided profits                                                            9,584               9,023
Unrealized gains and losses on securities available for sale                    53                 236
                                                                        ----------          ----------
     TOTAL STOCKHOLDERS' EQUITY
                                                                            24,203              23,825
                                                                        ----------          ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  213,328          $  207,397
                                                                        ----------          ==========



CONSOLIDATED INCOME STATEMENTS
(in thousands)                                                                     Three months nded
                                                                                   March 31

                                                                                2000               1999

INTEREST INCOME
Interest and fees on loans                                                      $  2,927          $  2,515
Interest on investments                                                              690               703
Interest on Federal funds sold                                                        51               121
                                                                                --------          --------
     TOTAL INTEREST INCOME                                                         3,668             3,339
INTEREST EXPENSE
   Demand deposits                                                                   527               360
   Savings deposits                                                                  273               294
   Time deposits                                                                     670               637
   Interest on Federal funds purchased                                                 1                 -
                                                                                --------          --------
      TOTAL INTEREST EXPENSE                                                       1,471             1,291
                                                                                --------          --------
NET INTEREST INCOME
                                                                                   2,197             2,048
Provision for possible loan losses                                                    60                30
                                                                                --------          --------
NET INTEREST INCOME AFTER PROVISION
   FOR POSSIBLE LOAN LOSSES                                                        2,137             2,018
OTHER INCOME
Service fees on loan and deposit accounts                                            264               265
Other                                                                                304               321
                                                                                --------          --------
     TOTAL OTHER INCOME                                                              568               586
OTHER EXPENSES
Salaries and employee benefits                                                     1,039               941
Net occupancy expense                                                                241               243
Other                                                                                393               375
                                                                                --------          --------
    TOTAL OTHER EXPENSE                                                            1,673             1,559
INCOME BEFORE PROVISION FOR FEDERAL
  INCOME TAX                                                                       1,032             1,045
Provision for Ferderal income tax                                                    258               273
                                                                                --------          --------
NET INCOME                                                                           774               772
                                                                                ========          ========

EARNINGS PER SHARE
Net income                                                                      $   0.65          $   0.65
Cash dividend declared                                                          $   0.18          $   0.16






STATEMENT OF CASH FLOWS
(in thousands)                                                                       Three months ended
                                                                                      March 31
                                                                                2000                 1999

Cash flows from operating activities
Net income
                                                                                $    774          $    772
Adjustments to reconcile net income to net cash
  provided from operating activities
Depreciation and amortization                                                        117               199
Provision for loan losses                                                             60                30
Net amortization and accretion of securities                                          30                40
Deferred income taxes                                                                  -                 -
Net gain on sale of investment securities                                              -                 -
(Gain) loss on other real estate owned                                                (2)                -
Net change in accrued interest receivable                                           (396)             (538)
Net change in accrued interest payable and other                                     193                82
                                                                                --------          --------

Net cash provided by operating activities                                            776               585

Cash flows form investing activities
Proceeds from sale of investment securities: AFS                                     961                 -
Proceeds from maturities of investment securities: AFS                             1,353               303
Proceeds from maturities of investment securities: HTM                               567               799
Purchase of investment securities: AFS                                            (1,000)           (1,956)
Purchase of investment securities: HTM                                              (751)             (847)
Net (increase) decrease in loans                                                  (4,051)           (3,092)
Proceeds from the sale of other real estate                                           32                 -
Premises and equipment expenditures                                                  (75)             (758)
                                                                                --------          --------

Net cash provided from (used in) investing activities                             (2,964)           (5,551)

Cash flows from financing activities
Net increase (decrease) in interest bearing and
  non-interest bearing demand accounts                                             5,802               369
Net increase (decrease) in savings and time deposits                                (348)           (1,354)
Cash dividends paid                                                                 (214)             (183)
                                                                                --------          --------

Net cash provided from (used in) financing activities                              5,240            (1,168)
                                                                                --------          --------

Net increase (decrease) in cash and equivalents                                    3,052            (6,134)
Cash and equivalents at beginning of year                                         17,783            23,072
                                                                                --------          --------

Cash and equivalents at end of period                                           $ 20,835          $ 16,938
                                                                                ========          ========

Cash paid for:
Interest                                                                        $  1,485          $  1,373
Income taxes                                                                           9                 -


NOTE 1. INVESTMENTS
(in thousands)


The carrying amount and approximate market value of securities held to maturity were as follows



                                                                          March 31, 2000
                                                               Amortized     Gross       Gross     Estimated
                                                                  Cost    Unrealized  Unrealized    Market
                                                                             Gains      Losses       Value

U.S. Government securities and obligations of
  U.S. Government corporations and political subdivisions     $  1,000     $     -      $     44    $    956
Obligations of states and political subdivisions                20,952          91           549      20,494
Mortgage-backed securities                                       6,284          23           122       6,185
                                                              --------     -------      --------    --------
  Total                                                       $ 28,236     $   114      $    715    $ 27,635
                                                              ========     =======      =========   ========

The carrying amount and approximate market value of securities held to maturity were as follows


                                                                          December 31, 1999
                                                               Amortized     Gross       Gross     Estimated
                                                                  Cost    Unrealized  Unrealized    Market
                                                                             Gains      Losses       Value
U.S. Government securities and obligations of
  U.S. Government corporations and political subdivisions       $  1,000   $     -     $    34    $    966
Obligations of states and political subdivisions                  20,549       174         421      20,302
Mortgage-backed securities                                         6,640        29         108       6,561
                                                                --------   -------     -------    --------
  Total                                                         $ 28,189   $   203     $   563    $ 27,829
                                                                ========   =======     =======    ========

The carrying amount and approximate market value of securities available for sale were as follows



                                                                          March 31, 2000
                                                               Amortized     Gross       Gross     Estimated
                                                                  Cost    Unrealized  Unrealized    Market
                                                                             Gains      Losses       Value

U.S. Government securities and obligations of
  U.S. Government corporations and political subdivisions       $ 11,975   $     -      $   465     $ 11,510
Obligations of states and political subdivisions                      76         -            -           76
Corporate securities                                                 546       680            -        1,226
Mortgage-backed securities                                         7,368         3           98        7,273
                                                                --------   -------      -------     --------
  Total                                                         $ 19,965   $   683      $   563     $ 20,085
                                                                ========   =======      =======     ========

The carrying amount and approximate market value of securities available for sale were as follows




                                                                          December 31, 1999
                                                               Amortized     Gross       Gross     Estimated
                                                                  Cost    Unrealized  Unrealized    Market
                                                                             Gains      Losses       Value
U.S. Government securities and obligations of
  U.S. Government corporations and political subdivisions     $  11,980    $     -      $   433     $  11,547
Obligations of states and political subdivisions                  1,040         11                      1,051
Corporate securities                                                426        864                      1,290
Mortgage-backed securities                                        7,762          1           86         7,677
                                                              ---------    -------      -------     ---------
  Total                                                       $  21,208    $   876      $   519     $  21,565
                                                              =========    =======      =======     =========



NOTE 2. LOANS
(in thousands)                                                    3/31/00    12/31/99

Commercial                                                      $  65,307      $  64,547
Real estate mortgage                                               30,310         31,502
Installment                                                        27,624         27,625
Construction                                                       15,430         10,977
                                                                ---------      ---------
                                                                $ 138,671      $ 134,651
                                                                =========      =========

Transactions in the reserve for possible loan losses were as follows for the three months ended March 31:

                                                                  2000       1999

Beginning balance at beginning of period                        $ 1,913        $  1,881
Provision charged to earnings                                        60              30
Loans charged off                                                    32              18
Recoveries                                                            3               3
                                                                --------       --------
Balance at end of the period                                    $ 1,944        $  1,896
                                                                =======        ========

Reserve as a percent of total loans                               1.40%           1.41%

Loans outstanding to executive officers, directors,             $ 3,746        $  3,873
principal shareholders and their related companies. In
the opinion of management, such loans were made on the
same terms and conditions as those to other borrowers
and did not involve more that the normal risk of
collectability

ITEM 2.  MANAGEMENTS' DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

Financial Condition

Loan demand was strong during the first quarter of 2000. Net loans increased $4,051,000 during the quarter. The largest demand was in the commercial loan area. This increase was earlier than anticipated and is a reflection of the strong growth in the local market place. Mortgage activity declined as a result of increasing interest rates.
Consumer loans also declined during the quarter.

Time and savings deposits dropped during the first quarter of the year. This follows a pattern of cash flows that usually impacts the market in the first quarter. Demand deposits grew during the quarter. Non interest bearing demand increased 17% and interest bearing demand deposits grew 20% since December 31, 1999. New commercial customers with large deposit balances contributed to the growth in non interest demand. Increased use on the Choice product's indexed interest rate feature contributed to the growth in interest bearing demand accounts.

The Bank paid a quarterly dividend of $.18 per share during the first quarter. Increases in deposit accounts and maturities in the investment portfolio met demands for new loans. The Bank sold securities in the available for sale portfolio when an opportunity to liquidate low yielding municipal bonds with no loss arose. The money is invested in Federal funds to meet loan commitments and respond to loan applications that have not been funded. The Bank continues to seek investment opportunities to supplement income but remain liquid enough to meet loan demand.

Results of Operations

Increasing rates put pressure on the Bank's interest margin. The Bank is closely matched, but deposits reprice in advance and in anticipation of Federal Reserve Board action that increases the prime rate and consequently provides higher loan yields. Other income categories performed at the similar levels to the previous year. Other expenses increased in response to the opening of a new branch in Imlay City, Michigan in August of 1999. The branch is growing faster than any office previously opened by the Bank, but the branch will be an expense burden on the Bank for the next one to two years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Rate sensitivity analysis (000's), March 31, 2000

Repricing period in days                0-30          31-90         91-180        181-365        0-365        0ver 365

Rate sensitive assets (RSA):
Federal fund sold                    $  6,250       $     -       $      -      $      -      $   6,250      $      -
Investment securities                  11,135         1,576          2,824         2,178         17,713        30,608
Loans                                  35,155         2,679          3,513         5,568         46,915        91,756
                                     --------       -------       --------      --------      ---------      --------
   Total rate sensitive assets         52,540         4,255          6,337         7,746         70,878       122,364
Rate sensitive liabilities (RSL):
Demand deposits                        35,546             -                                      35,546        59,551
Savings deposits                       19,600             -                                      19,600        21,459
Time deposits                           7,954         6,915          9,982         6,654         31,505        19,975
                                     --------       -------       --------      --------      ---------      --------
   Total rate sensitive liabilities    63,100         6,915          9,982         6,654         86,651       100,985

Repricing gap (RSA-RSL)              $(10,560)      $(2,660)      $ (3,645)     $  1,092      $ (15,773)     $ 21,379
                                     ========       =======       ========      ========      =========      ========
As a percent of capital                -43.6%        -11.0%         -15.1%          4.5%         -65.2%         88.3%
As a percent of total assets            -5.0%         -1.2%          -1.7%          0.5%          -7.4%         10.0%


The previous table is a static gap analysis of the differences in repricing opportunities between rate sensitive assets and rate sensitive liabilities. An immediate 100 basis point change in rates to both assets and liabilities would result in an approximate difference in net interest income of $138,000 which would result in an after tax change to net interest income, assuming a 34% tax rate, of $91,000. An increase in rates would result in a reduction of income; a decrease in rates results in an increase in income.

Investment Portfolio Rate Shock Analysis, March 31, 2000 (in thousands) The difference between market values and current book values assuming the following basis point changes in rates


                                       -300       -200        -100        even        +100       +200        +300

U.S. Gov. and U.S. Gov.              $  180    $   81      $   (179)   $  (549)     $  (958)   $ (1,370)  $  (1,770)
Corporations' securities

Obligations of states and
political subdivisions                2,376     1,361          457        (457)      (1,538)     (2,511)     (3,344)
Mortgage-backed securities
                                        212       102          (32)       (194)        (372)       (549)       (725)
                                     ------    ------      -------     -------      -------    --------   ---------
  Total                              $2,768    $1,544      $   246     $(1,200)     $(2,868)   $ (4,430)  $  (5,839)
                                     ======    ======      =======     =======      =======    ========   =========

As a percent of capital               11.4%      6.4%         1.0%       -5.0%       -11.8%      -18.3%      -24.1%

The previous table represents approximate changes to the value of readily marketable securities and is based upon estimates of values from an independent source. The values are believed to be reliable, but not guaranteed.

PART II.

Item 6.  Exhibits and Reports on Form 8-K.

         A)    Not applicable

         B) A form 8-K has not been filed during the three months ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                             COUNTY BANK CORP

                                             JOSEPH H. BLACK
                                             ---------------
                                             Joseph H. Black
                                             Treasurer

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------
     27                       Financial Data Schedule
