Form 10-Q
period 2000-06-30
COUNTY BANK CORP
filed 2000-08-11
CIK 830480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2000
                         Commission file number: 0-17482

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     -
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


There are 1,186,472 shares of common stock outstanding as of June 30, 2000.

                                County Bank Corp

                                    Form 10-Q

                       For the Quarter ended June 30, 2000


Part I: Financial Information                                                            Page

       Item 1. Financial Statements

         Balance Sheets-
         At June 30, 2000 and December 31, 1999                                                  4

         Statements of Income-
         For the three months and six months ended June 30, 2000 and 1999                        5

         Statement of Cash Flows
         For the six months ended June 30, 2000 and 1999                                         6

         Notes to Financial Statements                                                           7

       Item 2.  Management's Discussion and Analysis of
        Financial Condition and the Results of Operations                                        8

       Item 3.  Quantitative and Qualitative Disclosures about Market Risk                       9

       Item 4.  Submission of Matters to a Vote of Security Holders                              10

Part II: Other Information

       Item 6.  Exhibits and Reports of Form 8-K                                                 10

All items except those set forth above are inapplicable and have been omitted.

Signatures                                                                                       11


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

CONSOLIDATED FINANCIAL STATEMENTS
BALANCE SHEETS (in thousands)

                                                                                              June 30     December 31
                                                                                               2000           1999
ASSETS

Cash and due from banks                                                                      $  10,849      $  12,883

Investment securities available for sale                                                        22,927         21,565
Investment securities held to maturity                                                          28,480         28,189
                                                                                             ---------      ---------
   Total investment securities                                                                  51,407         49,754

Federal funds sold                                                                               4,550          4,900

Loans                                                                                          139,852        134,651

   Less: Reserve for possible loan losses                                                        2,026          1,913
                                                                                             ---------      ---------

      Net loans                                                                                137,826        132,738

Bank premises and equipment                                                                      4,038          4,227

Interest receivable and other assets                                                             3,047          2,895
                                                                                             ---------      ---------
   TOTAL ASSETS                                                                              $ 211,717      $ 207,397
                                                                                             =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Deposits:

   Noninterest-bearing demand                                                               $  34,522       $  34,977

   Interest bearing demand                                                                     58,999          54,318

   Savings                                                                                     40,556          41,164

   Time                                                                                        51,763          51,723
                                                                                            ---------       ---------
      Total deposits                                                                          185,840         182,182

Interest payable and other liabilities                                                          1,244           1,390
                                                                                            ---------       ---------

   TOTAL LIABILITIES                                                                          187,084         183,572

STOCKHOLDERS' EQUITY

Common Stock-$5.00 par value, 3,000,000 shares

  authorized and 1,186,472 shares outstanding                                                   5,932           5,932

Surplus                                                                                         8,634           8,634

Undivided profits                                                                              10,155           9,023

Unrealized gains and losses on securities available
  for sale                                                                                        (88)            236
                                                                                             --------       ---------

     TOTAL STOCKHOLDERS' EQUITY                                                                24,633          23,825
                                                                                            ---------       ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 211,717       $ 207,397
                                                                                            =========       =========


CONSOLIDATED INCOME STATEMENTS

(in thousands)                                             Three months ended                     Six months ended
                                                                 June 30                               June 30

                                                         2000           1999                2000               1999
INTEREST INCOME
Interest and fees on loans                               $   3,022       $   2,624          $   5,949           $   5,139
Interest on investments                                        709             721              1,399               1,424
Interest on Federal funds sold                                  97             108                148                 229
                                                         ---------       ---------          ---------           ---------
     TOTAL INTEREST INCOME                                   3,828           3,453              7,496               6,792
INTEREST EXPENSE
   Demand deposits                                             601             385              1,128                 745
   Savings deposits                                            269             288                542                 582
   Time deposits                                               689             630              1,359               1,267
   Borrowed funds                                                -               -                  1                   -
                                                         ---------       ---------          ---------           ---------
      TOTAL INTEREST EXPENSE                                 1,559           1,303              3,030               2,594
                                                         ---------       ---------          ---------           ---------
NET INTEREST INCOME                                          2,269           2,150              4,466               4,198
Provision for possible loan losses                              60              30                120                  60
                                                         ---------       ---------          ---------           ---------
NET INTEREST INCOME AFTER PROVISION
   FOR POSSIBLE LOAN LOSSES                                  2,209           2,120              4,346               4,138
OTHER INCOME
Service fees on loan and deposit accounts                      277             274                541                 539
Other                                                          289             385                593                 706
                                                         ---------       ---------          ---------           ---------
     TOTAL OTHER INCOME                                        566             659              1,134               1,245
OTHER EXPENSES
Salaries and employee benefits                               1,036             996              2,075               1,937
Net occupancy expense                                          231             238                472                 481
Other                                                          456             401                849                 776
                                                         ---------       ---------          ---------           ---------
    TOTAL OTHER EXPENSE                                      1,723           1,635              3,396               3,194
INCOME BEFORE PROVISION FOR FEDERAL
  INCOME TAX                                                 1,052           1,144              2,084               2,189
Provision for Federal income tax                               268             306                526                 579
                                                         ---------       ---------          ---------           ---------
NET INCOME                                                $    784        $    838          $   1,558           $   1,610
                                                         =========       =========          =========           =========

EARNINGS PER SHARE
Net income                                               $    0.66       $    0.71          $    1.31           $    1.36
Cash dividend declared                                   $    0.18       $    0.16          $    0.36           $    0.32

STATEMENT OF CASH FLOWS


(in thousands)                                                                                  Six months ended
                                                                                                     June 30
                                                                                             2000           1999

Cash flows from operating activities
Net income                                                                                   $   1,558       $  1,610
Adjustments to reconcile net income to net cash
  provided from operating activities
Depreciation and amortization                                                                      234            255
Provision for loan losses                                                                          120             60
Net amortization and accretion of securities                                                        95            (90)
Deferred income taxes                                                                                -              -
Net gain on sale of investment securities                                                            -              -
(Gain) loss on other real estate owned                                                              (2)           (56)
Net change in accrued interest receivable                                                         (182)          (250)
Net change in accrued interest payable and other                                                    52            170
                                                                                              --------       --------

Net cash provided by operating activities                                                        1,875          1,699

Cash flows from investing activities
Proceeds from sale of investment securities: AFS                                                   961              -
Proceeds from maturities of investment securities: AFS                                           3,204          3,900
Proceeds from maturities of investment securities: HTM                                           1,375          3,869
Purchase of investment securities: AFS                                                          (5,475)        (4,902)
Purchase of investment securities: HTM                                                          (2,261)        (4,512)
Net (increase) decrease in loans                                                                (5,251)        (5,914)
Proceeds from the sale of other real estate                                                         32            100
Premises and equipment expenditures                                                                (75)        (1,103)
                                                                                              --------       --------
Net cash provided from (used in) investing activities                                           (7,490)        (8,562)

Cash flows from financing activities
Net increase (decrease) in interest bearing and
  non-interest bearing demand accounts                                                           4,226          2,052
Net increase (decrease) in savings and time deposits                                              (568)         1,568
Cash dividends paid                                                                               (427)          (374)
                                                                                              --------       --------

Net cash provided from (used in) financing activities                                            3,231          3,246
                                                                                              --------       --------

Net increase (decrease) in cash and equivalents                                                 (2,384)        (3,617)
Cash and equivalents at beginning of year                                                       17,783         23,072
                                                                                              --------       --------

Cash and equivalents at end of period                                                        $  15,399       $ 19,455
                                                                                              ========       ========

Cash paid for:
Interest                                                                                     $   3,025       $  3,282
Income taxes                                                                                 $     523       $    552


NOTE 1. INVESTMENTS
(in thousands)

The carrying amount and approximate market value of securities held to maturity were as follows

                                                                                   June 30, 2000

                                                              Amortized       Gross          Gross       Estimated
                                                                Cost        Unrealized    Unrealized       Market
                                                                              Gains         Losses         Value

U.S. Government securities and obligations of
  U.S. Government corporations                                 $    1,000       $      -      $     73     $      927
Obligations of states and political subdivisions                   21,757            113           462         21,408
Mortgage-backed securities                                          5,723              7           136          5,594
                                                               ----------      ---------     ---------     ----------
  Total                                                        $   28,480       $    120      $    671     $   27,929
                                                               ==========      =========     =========     ==========

The carrying amount and approximate market value of securities held to maturity were as follows

                                                                                  December 31,1999
                                                              Amortized       Gross          Gross       Estimated
                                                                Cost        Unrealized    Unrealized       Market
                                                                              Gains         Losses         Value
U.S. Government securities and obligations of
  U.S. Government corporations                                 $    1,000       $      -      $     34      $     966
Obligations of states and political subdivisions                   20,549            174           421         20,302
Mortgage-backed securities                                          6,640             29           108          6,561
                                                               ----------      ---------      --------      ---------
  Total                                                        $   28,189       $    203      $    563      $  27,829
                                                               ==========      =========      ========      =========

The carrying amount and approximate market value of securities available for sale were as follows

                                                                                   June 30, 2000
                                                              Amortized       Gross          Gross       Estimated
                                                                Cost        Unrealized    Unrealized       Market
                                                                              Gains         Losses         Value
U.S. Government securities and obligations of
  U.S. Government corporations                                 $   14,973        $     -      $    713      $  14,260
Obligations of states and political subdivisions                      655              8                          663
Corporate securities                                                  546            683             -          1,229
Mortgage-backed securities                                          6,887              6           118          6,775
                                                               ----------      ---------     ---------      ---------
  Total                                                        $   23,061       $    697      $    831      $  22,927
                                                               ==========      =========     =========      =========

The carrying amount and approximate market value of securities available for sale were as follows

                                                                                  December 31,1999

                                                              Amortized       Gross          Gross       Estimated
                                                                Cost        Unrealized    Unrealized       Market
                                                                              Gains         Losses         Value
U.S. Government securities and obligations of
  U.S. Government corporations                                  $  11,980       $      -      $    433      $  11,547
Obligations of states and political subdivisions                    1,040             11                        1,051
Corporate securities                                                  426            864                        1,290
Mortgage-backed securities                                          7,762              1            86          7,677
                                                               ----------      ---------     ---------     ----------
  Total                                                         $  21,208       $    876      $    519      $  21,565
                                                               ==========      =========     =========     ==========


NOTE 2. LOANS
(in thousands)                                                             6/30/00        12/31/99

Commercial                                                              $   64,448      $   64,547
Real estate mortgage                                                        31,738          31,502
Installment                                                                 27,075          27,625
Construction                                                                16,592          10,977
                                                                       -----------     -----------
                                                                        $  139,853      $  134,651
                                                                       ===========     ===========

Transactions in the reserve for possible loan losses were as follows for the six months ended June 30:

                                                                          2000             1999
Beginning balance at beginning of period                                 $   1,913      $    1,881
Provision charged to earnings                                                  120              60
Loans charged off                                                               50              30
Recoveries                                                                      43              11
                                                                        ----------      ----------
Balance at end of the period                                             $   2,026      $    1,922
                                                                        ==========      ==========

Reserve as a percent of total loans                                          1.45%           1.52%

Loans outstanding to executive officers, directors, principal            $   2,795      $    2,539
shareholders and their related companies.  In the opinion of management, such loans were made on the same terms and
conditions as those to other borrowers and did not involve
more that the normal risk of collectability

ITEM 2.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

Financial Condition

Loan demand remained strong through the second quarter of 2000. Net loans increased $5,251,000 since December 31, 1999. The largest demand was in the commercial loan area. This increase was earlier than anticipated and is a reflection of the strong growth in the local market place. Mortgage activity declined as a result of increasing interest rates. Consumer loans also declined during the quarter.

Time and savings deposits dropped during the first half of the year. This follows a pattern of cash flows that usually impacts the market in the early months of the year. Demand deposits grew during the first two quarters. Interest bearing demand increased 8.6% which offset a slight decrease of .01% in noninterest bearing demand. New commercial customers with large deposit balances contributed to the growth in non interest demand. Increased use on the Choice product's indexed interest rate feature contributed to the growth in interest bearing demand accounts.

The Bank paid a quarterly dividend of $.18 per share during the first quarter and $.18 per share during the second quarter. Increases in deposit accounts and maturities in the investment portfolio met demands for new loans. The Bank sold securities in the available for sale portfolio when an opportunity to liquidate low yielding municipal bonds with no loss arose. The money is invested in Federal funds to meet loan commitments and respond to loan applications that have not been funded. The Bank continues to seek investment opportunities to supplement income but remain liquid enough to meet loan demand.

Results of Operations

Increasing rates put pressure on the Bank's interest margin. The Bank is closely matched, but deposits reprice in advance and in anticipation of Federal Reserve Board action that influences market interest rates and consequently provides higher loan yields. Other income categories performed at the similar levels to the previous year. Other expenses increased in response to the opening of a new branch in Imlay City, Michigan in August of 1999. The branch is growing faster than any office previously opened by the Bank.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Rate sensitivity analysis (000's), June 30, 2000

Repricing period in days                  0-30        31-90       91-180      181-365      0-365     0ver 365

Rate sensitive assets (RSA):
Federal fund sold                       $    4,550    $    -       $    -      $    -     $   4,550    $    -
Investment securities                       10,043           45       1,752       2,601      14,441      36,967
Loans                                       35,892        3,935       5,955       6,956      52,738      87,114
                                        ----------    ---------    --------    --------   ---------    --------
   Total rate sensitive assets              50,485        3,980       7,707       9,557      71,729     124,081
Rate sensitive liabilities (RSL):
Demand deposits                             36,876            -                              36,876      56,647
Savings deposits                            19,800            -                              19,800      20,756
Time deposits                                6,721        6,587       7,845       8,406      29,559      22,204
                                       -----------    ---------    --------    --------  ----------   ---------
   Total rate sensitive liabilities         63,397        6,587       7,845       8,406      86,235      99,607

Repricing gap (RSA-RSL)                  $ (12,912)    $ (2,607)    $  (138)    $ 1,151   $ (14,506)   $ 24,474
                                       ===========    =========    ========    ========  ==========   =========
As a percent of capital                      -52.4%       -10.6%       -0.6%        4.7%      -58.9%       99.4%
As a percent of total assets                  -6.1%        -1.2%       -0.1%        0.5%       -6.9%       11.6%

The previous table is a static gap analysis of the differences in repricing opportunities between rate sensitive assets and rate sensitive liabilities. An immediate 100 basis point change in rates to both assets and liabilities would result in an approximate difference in net interest income of $148,000 which would result in an after tax change to net interest income, assuming a 34% tax rate, of $97,000. An increase in rates would result in a reduction of income; a decrease in rates results in an increase in income.

Investment  Portfolio  Rate Shock  Analysis,  June 30, 2000
(in  thousands)
The difference between market values and current book values assuming the following basis point changes in rates

                                          -300         -200        -100        Even        +100        +200        +300

U.S. Gov. and U.S. Gov. Corporations'
securities                                 $   222      $    98     $ (166)    $  (641)   $ (1,139)   $ (1,686)   $ (2,242)
Obligations of states and political
subdivisions                                 2,779        1,660         641       (340)     (1,538)     (2,622)     (3,553)
Mortgage-backed securities                     164           43         (83)      (207)       (364)       (533)       (698)
                                          --------     --------     -------   ---------   ---------   ---------   ---------
  Total                                    $ 3,165      $ 1,801      $  392   $ (1,188)   $ (3,041)   $ (4,841)   $ (6,493)
                                          ========     ========     =======   =========   =========   =========   =========

As a percent of capital                      12.8%         7.3%        1.6%       -4.8%      -12.3%      -19.7%      -26.4%

The previous table represents approximate changes to the value of readily marketable securities and is based upon estimates of values from an independent source. The values are believed to be reliable, but not guaranteed.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Corporation's annual meeting on April 21, 2000, a change to the bylaws to increase the authorized number of shares of the Corporation from 1,200,000 to 3,000,000 was submitted to shareholders for a vote. The change to the bylaws was adopted. Shareholders cast 996,707 votes for, 22,104 against, 4,708 shares abstained and 192,953 shares did not vote.




PART II.

Item 6.  Exhibits and Reports on Form 8-K.

         A) Not applicable

         B) A form 8-K has not been filed during the three months ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                                      COUNTY BANK CORP

                                                      JOSEPH H. BLACK
                                                      ----------------
                                                      Joseph H. Black
                                                      Treasurer





Date: August 11, 2000

                                 Exhibit Index
                                 -------------


Exhibit No.               Description
-----------               -----------
    27                    Financial Data Schedule