Form 10-Q
period 2000-09-30
COUNTY BANK CORP
filed 2000-11-13
CIK 830480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


      X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     ---                      EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2000
                         Commission file number: 0-17482

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ---                      EXCHANGE ACT OF 1934
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


There are 1,186,472 shares of common stock outstanding as of September 30, 2000.

                                COUNTY BANK CORP

                                    FORM 10-Q

                    For the Quarter ended September 30, 2000

PART I: FINANCIAL INFORMATION                                          PAGE

     Item 1. Financial Statements

         Balance Sheets-
         At September 30, 2000 and December 31, 1999                     4

         Statements of Income-
         For the three months and nine months ended
         September 30, 2000 and 1999                                     5

         Statement of Cash Flows
         For the three months and nine months ended
         September 30, 2000 and 1999                                     6

         Notes to Financial Statements                                   7

     Item 2. Management's Discussion and Analysis of
       Financial Condition and the Results of Operations                 8

     Item 3. Quantitative and Qualitative Disclosures about
       Market Risk                                                       9

PART II: OTHER INFORMATION

     Item 6. Exhibits and Reports of Form 8-K                           10

All items except those set forth above are inapplicable and have been omitted.

SIGNATURES                                                              11

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

CONSOLIDATED FINANCIAL STATEMENTS
BALANCE SHEETS (in thousands)


                                                                               September 30               December 31
                                                                                   2000                      1999
ASSETS
Cash and due from banks                                                            $   9,516                 $  12,883
Investment securities available for sale                                              25,093                    21,565
Investment securities held to maturity                                                29,032                    28,189
                                                                                   ---------                 ---------
   Total investment securities                                                        54,125                    49,754
Federal funds sold                                                                     9,150                     4,900
Loans                                                                                137,416                   134,651
   Less: Reserve for possible loan losses                                              2,035                     1,913
                                                                                   ---------                 ---------
      Net loans                                                                      135,381                   132,738
Bank premises and equipment                                                            3,956                     4,227
Interest receivable and other assets                                                   3,345                     2,895
                                                                                   ---------                 ---------
   TOTAL ASSETS                                                                    $ 215,473                 $ 207,397
                                                                                   =========                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Noninterest-bearing demand                                                      $  34,167                 $  34,977
   Interest bearing demand                                                            61,773                    54,318
   Savings                                                                            39,504                    41,164
   Time                                                                               52,509                    51,723
                                                                                   ---------                 ---------
      Total deposits                                                                 187,953                   182,182
Interest payable and other liabilities                                                 1,772                     1,390
                                                                                   ---------                 ---------
   TOTAL LIABILITIES                                                                 189,725                   183,572
STOCKHOLDERS' EQUITY
Common Stock-$5.00 par value, 3,000,000 shares
  authorized and 1,186,472 shares outstanding                                          5,932                     5,932
Surplus                                                                                8,634                     8,634
Undivided profits                                                                     10,802                     9,023
Unrealized gains and losses on securities available for sale                             380                       236
                                                                                   ---------                 ---------

     TOTAL STOCKHOLDERS' EQUITY                                                       25,748                    23,825
                                                                                   ---------                 ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 215,473                 $ 207,397
                                                                                   =========                 =========

CONSOLIDATED INCOME STATEMENTS
(in thousands)


                                                           Three months ended               Nine months ended
                                                               September 30                     September 30
                                                           2000           1999               2000          1999
INTEREST INCOME
Interest and fees on loans                              $   3,072      $   2,698          $   9,021     $   7,837
Interest on investments                                       789            721              2,188         2,145
Interest on Federal funds sold                                105            109                253           338
                                                        ---------      ---------          ---------     ---------
     TOTAL INTEREST INCOME                                  3,966          3,528             11,462        10,320
INTEREST EXPENSE
   Demand deposits                                            658            425              1,786         1,170
   Savings deposits                                           268            287                810           869
   Time deposits                                              730            653              2,089         1,920
   Borrowed funds                                              --             --                  1            --
                                                        ---------      ---------          ---------     ---------
      TOTAL INTEREST EXPENSE                                1,656          1,365              4,686         3,959
                                                        ---------      ---------          ---------     ---------
NET INTEREST INCOME                                         2,310          2,163              6,776         6,361
Provision for possible loan losses                             60             30                180            90
                                                        ---------      ---------          ---------     ---------

NET INTEREST INCOME AFTER PROVISION
   FOR POSSIBLE LOAN LOSSES                                 2,250          2,133              6,596         6,271
OTHER INCOME
Service fees on loan and deposit accounts                     286            280                827           819
Other                                                         309            321                902         1,027
                                                        ---------      ---------          ---------     ---------

     TOTAL OTHER INCOME                                       595            601              1,729         1,846
OTHER EXPENSES
Salaries and employee benefits                              1,020            986              3,095         2,923
Net occupancy expense                                         242            255                714           736
Other                                                         424            407              1,273         1,183
                                                        ---------      ---------          ---------     ---------
    TOTAL OTHER EXPENSE                                     1,686          1,648              5,082         4,842
INCOME BEFORE PROVISION FOR FEDERAL
  INCOME TAX                                                1,159          1,086              3,243         3,275
Provision for Federal income tax                              298            282                824           861
                                                        ---------      ---------          ---------     ---------
NET INCOME                                              $     861      $     804          $   2,419     $   2,414
                                                        =========      =========          =========     =========

EARNINGS PER SHARE
Net income                                              $    0.73      $    0.68          $    2.04     $    2.03
Cash dividend declared                                  $    0.18      $    0.16          $    0.54     $    0.48


STATEMENT OF CASH FLOWS
(in thousands)


                                                                           Nine months ended
                                                                              September 30
                                                                                 2000                      1999
Cash flows from operating activities
Net income                                                                     $ 2,419                   $  2,414
Adjustments to reconcile net income to net cash
  provided from operating activities
Depreciation and amortization                                                      351                        384
Provision for loan losses                                                          180                         90
Net amortization and accretion of securities                                      (161)                       129
Deferred income taxes                                                                -                          -
Net gain on sale of investment securities                                            -                          -
(Gain) loss on other real estate owned                                              (2)                       (56)
Net change in accrued interest receivable                                         (480)                      (758)
Net change in accrued interest payable and other                                   308                        (62)
                                                                               -------                   --------

Net cash provided by operating activities                                        2,615                      2,141

Cash flows from investing activities
Proceeds from sale of investment securities: AFS                                   961                          -
Proceeds from maturities of investment securities: AFS                           4,576                      5,147
Proceeds from maturities of investment securities: HTM                           1,406                      5,155
Purchase of investment securities: AFS                                          (8,673)                    (7,908)
Purchase of investment securities: HTM                                          (2,261)                    (5,738)
Net (increase) decrease in loans                                                (2,823)                   (13,403)
Proceeds from the sale of other real estate                                         32                        100
Premises and equipment expenditures                                                (80)                    (1,642)
                                                                               -------                   --------

Net cash provided from (used in) investing activities                           (6,862)                   (18,289)

Cash flows from financing activities
Net increase (decrease) in interest bearing and
  non-interest bearing demand accounts                                           6,645                      6,455
Net increase (decrease) in savings and time
deposits                                                                          (874)                       488
Cash dividends paid                                                               (641)                      (564)
                                                                               -------                   --------

Net cash provided from (used in) financing activities                            5,130                      6,379
                                                                               -------                   --------

Net increase (decrease) in cash and equivalents                                    883                     (9,769)
Cash and equivalents at beginning of year                                       17,783                     23,072
                                                                               -------                   --------

Cash and equivalents at end of period                                          $18,666                   $ 13,303
                                                                               =======                   ========

Cash paid for:
Interest                                                                       $ 4,648                   $  4,195
Income taxes                                                                   $   798                   $    901


NOTE 1. INVESTMENTS
(in thousands)


The carrying amount and approximate market value of securities held to maturity were as follows

                                                                          September  30, 2000
                                                         Amortized       Gross               Gross     Estimated
                                                           Cost        Unrealized          Unrealized    Market
                                                                          Gains              Losses      Value
U.S. Government securities and obligations of
  U.S. Government corporations                          $   1,543        $     -            $    36     $  1,507
Obligations of states and political subdivisions           22,044            204                291       21,957
Mortgage-backed securities                                  5,445             27                134        5,338
                                                        ---------        -------            -------     --------
  Total                                                 $  29,032        $   231            $   461     $ 28,802
                                                        =========        =======            =======     ========

The carrying amount and approximate market value of securities held to maturity were as follows

                                                                           December 31,1999

                                                         Amortized       Gross               Gross     Estimated
                                                           Cost        Unrealized          Unrealized    Market
                                                                          Gains              Losses      Value

U.S. Government securities and obligations of
  U.S. Government corporations                          $   1,000        $     -            $    34     $    966
Obligations of states and political subdivisions           20,549            174                421       20,302
Mortgage-backed securities                                  6,640             29                108        6,561
                                                        ---------        -------            -------     --------
  Total                                                 $  28,189        $   203            $   563     $ 27,829
                                                        =========        =======            =======     ========


The carrying amount and approximate market value of securities available for sale were as follows


                                                                        September  30, 2000
                                                         Amortized       Gross               Gross     Estimated
                                                           Cost        Unrealized          Unrealized    Market
                                                                          Gains              Losses      Value
U.S. Government securities and obligations of
  U.S. Government corporations                          $  16,472        $     -            $   384     $ 16,088
Obligations of states and political subdivisions            1,623             28                           1,651
Corporate securities                                            2            987                  -          989
Mortgage-backed securities                                  6,419              8                 62        6,365
                                                        ---------        -------            -------     --------
  Total                                                 $  24,516        $ 1,023            $   446     $ 25,093
                                                        =========        =======            =======     ========


The carrying amount and approximate market value of securities available for sale were as follows


                                                                            December 31,1999
                                                         Amortized       Gross               Gross     Estimated
                                                           Cost        Unrealized          Unrealized    Market
                                                                          Gains              Losses      Value
U.S. Government securities and obligations of
  U.S. Government corporations                          $  11,980        $     -            $   433     $ 11,547
Obligations of states and political subdivisions            1,040             11                           1,051
Corporate securities                                          426            864                           1,290
Mortgage-backed securities                                  7,762              1                 86        7,677
                                                        ---------        -------            -------     --------
  Total                                                 $  21,208        $   876            $   519     $ 21,565
                                                        =========        =======            =======     ========


NOTE 2. LOANS


(in thousands)                                                             9/30/00                   12/31/99

Commercial                                                                $  67,441                  $  64,547
Real estate mortgage                                                         30,301                     31,502
Installment                                                                  26,449                     27,625
Construction                                                                 13,225                     10,977
                                                                          ---------                  ---------
                                                                          $ 137,416                  $ 134,651
                                                                          =========                  =========

Transactions in the reserve for possible loan losses were as follows


                                                                  Three        Nine       Three        Nine
                                                                  months      months      months      months
                                                                  ended       ended       ended       ended
                                                                 9/30/00     9/30/00     9/30/99     9/30/99

Beginning balance at beginning of period                           $ 2,026     $ 1,913     $ 1,922     $ 1,881
Provision charged to earnings                                           60         180          30          90
Loans charged off                                                       58         108          53          84
Recoveries                                                               7          50          10          22
                                                                   -------     -------     -------     -------
Balance at end of the period                                       $ 2,035     $ 2,035     $ 1,909     $ 1,909
                                                                   =======     =======     =======     =======

Reserve as a percent of total loans                                  1.48%       1.48%       1.43%       1.43%

Loans outstanding to executive officers, directors, principal                  $ 2,364                 $ 2,427
shareholders and their related companies.  In the opinion of management, such loans were made on the same terms and
conditions as those to other borrowers and did not involve
more than the normal risk of collectability


ITEM 2.  MANAGEMENTS' DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS.

Financial Condition

Loan demand moderated during the third quarter of 2000. Net loans declined $2.4 million as a result of repayment of certain land development loans. Net loans increased $2.9 since December 31, 1999. The largest demand was in the commercial loan area. Mortgage activity declined as a result of increasing interest rates. Consumer loans also declined during the quarter.

Time deposits increased during the quarter as a result of rate increases. Savings accounts declined while interest bearing demand accounts continued their strong growth. This follows a pattern of cash flows that usually impacts the market in the early months of the year. Non-interest bearing demand deposits continued to decline slightly. Increased use on the Choice product's indexed interest rate feature contributed to the growth in interest bearing demand accounts.

The Bank paid a quarterly dividend of $.18 per share during the first three quarters of 2000. Increases in deposit accounts and maturities in the investment portfolio met demands for new loans. The Bank sold securities in the available for sale portfolio when an opportunity to liquidate low yielding municipal bonds with no loss arose. The money is invested in Federal funds to meet loan commitments and respond to loan applications that have not been funded. The Bank continues to seek investment opportunities to supplement income but remain liquid enough to meet loan demand.

Results of Operations

Increasing rates put pressure on the Bank's interest margin. Interest on fees on loans increased as a result of growth in loans and increases in the Prime rate. Interest on demand deposits increased due to rate increases and growth as a result of customers seeking safety from the volatility of the mutual funds markets. The Bank is closely matched, but deposits reprice in advance and in anticipation of Federal Reserve Board action that increases the prime rate and consequently provides higher loan yields.

The allowance for possible loan losses is maintained at a level believed adequate by management to absorb potential losses from impaired loans as well as the remainder of the loan portfolio. The allowance for loan losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay and collateral values.

Other income categories performed at the similar levels to the previous year. Other expenses increased in response to the opening of a new branch in Imlay City, Michigan in August of 1999. The branch is growing faster than any office previously opened by the Bank, but the branch will be an expense burden on the Bank for the next one to two years.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Rate sensitivity analysis (000's), September 30, 2000

Repricing period in days                 0-30          31-90          91-180        181-365        0-365         0ver 365

Rate sensitive assets (RSA):
Federal fund sold                     $   9,150       $     -        $     -       $     -      $   9,150        $     -
Investment securities                    10,956           659          1,124         2,620         15,359         36,967
Loans                                    39,448         4,511          3,408         8,717         56,084         87,114
                                      ---------       -------        -------       -------      ---------        -------
   Total rate sensitive assets           59,554         5,170          4,532        11,337         80,593        124,081
Rate sensitive liabilities
(RSL):
Demand deposits                          39,846             -                                      39,846         56,647
Savings deposits                         19,485             -                                      19,485         20,756
Time deposits                             7,206         5,797          7,735         9,111         29,849         22,204
                                      ---------       -------        -------       -------      ---------        -------
   Total rate sensitive
liabilities                              66,537         5,797          7,735         9,111         89,180         99,607

Repricing gap (RSA-RSL)               $ (6,983)       $  (627)       $(3,203)      $ 2,226      $  (8,587)       $24,474
                                      =========       =======        =======       =======      =========        =======
As a percent of capital                  -27.1%         -2.4%         -12.4%          8.6%         -33.4%          95.1%
As a percent of total assets              -3.2%         -0.3%          -1.5%          1.0%          -4.0%          11.4%



The previous table is a static gap analysis of the differences in repricing opportunities between rate sensitive assets and rate sensitive liabilities. An immediate 100 basis point change in rates to both assets and liabilities would result in an approximate difference in annual net interest income of $88,000 which would result in an after tax change to net interest income, assuming a 34% tax rate, of $58,000. An increase in rates would result in a reduction of income; a decrease in rates results in an increase in income.

Investment Portfolio Rate Shock Analysis, September 30, 2000
(in thousands)
The difference between market values and current book values assuming the following basis point changes in rates



                                            -300         -200         -100       even        +100       +200         +300
U.S. Gov. and U.S. Gov. Corporations'     $   257      $   164     $  (179)    $  (420)   $   (904)   $ (1,468)   $ (2,060)
securities
Obligations of states and political
subdivisions                                3,071        1,947         913         (59)     (1,264)     (2,381)     (3,330)
Mortgage-backed securities                    193          113          (1)       (116)       (252)       (412)       (568)
                                          -------      -------     -------     -------    --------    --------    --------
  Total                                   $ 3,521      $ 2,224     $   733     $  (595)   $ (2,420)   $ (4,261)   $ (5,958)
                                          =======      =======     =======     ========   ========    ========    ========

As a percent of capital                      13.7%         8.6%        2.8%       -2.3%       -9.4%      -16.5%      -23.1%




The previous table represents approximate changes to the value of readily marketable securities and is based upon estimates of values from an independent source. The values are believed to be reliable, but not guaranteed.


PART II.

Item 6.  Exhibits and Reports on Form 8-K.

         A) Not applicable

         B) A form 8-K has not been filed during the three months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                      COUNTY BANK CORP

Dated: November 13, 2000              JOSEPH H. BLACK
                                      ----------------
                                      Joseph H. Black
                                      Treasurer

                                  Exhibit Index


Exhibit No.             Description
-----------             -----------
      27                Financial Data Schedule

