Form 10-K
period 2000-12-31
COUNTY BANK CORP
filed 2001-03-30
CIK 830480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 10 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                         Commission files number 0-17482

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

               Securities registered pursuant to 12(g) of the Act:
                 3,000,000 shares, common stock, $5.00 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No


The aggregate market value of the voting shares of stock held by nonaffiliates of the registrant was $40,519,882.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

There are 1,186,472 shares of common stock ($5.00 par value) outstanding as of December 31, 2000.

The following documents are incorporated into the 10-K by reference:

The Annual Report to Shareholders, December 31, 2000, Part I, Part II.

Proxy statement dated March 30, 2001, Part III.

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

The Corporation serves the County through the subsidiary Bank at eight locations. The main office is located at 83 W. Nepessing St., in downtown Lapeer. A drive through location is located at the corner of Pine St. and Clay St. across from the main office. A full service office is located in the south end of Lapeer at 637 S. Main St. Attica Township is served by a full service office located at 4515 Imlay City Rd. Full service offices are located in Elba Township at 5508 Davison Road and in Metamora Township on M-24, south of Lapeer. A full service office serves the City of Imlay City at 1875 S. Cedar St., Imlay City, MI. One automated teller machine (ATM) is located in Lapeer Regional Hospital, 1375 N. Main St., Lapeer. One cash dispensing machine is located in the lobby of Lapeer Cinemas at 1650 Demille Rd., Lapeer, MI. A full service branch is located in Bryan's Market, a grocery store, at 6002 N. Lapeer Rd., North Branch, MI. One automated teller machine is located in the Whistle Stop Party Store at 3670 North Branch Rd., North Branch, MI.

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

The Corporation is regulated by the Board of Governors of the Federal Reserve System pursuant to the terms of the Bank Holding Company Act of 1956. This act requires the approval of the Federal Reserve Board before the Corporation may acquire or merge with any other banking institution, limits the activities that the Corporation may engage in to activities so closely related to banking or managing or controlling banks as to be a proper incident thereto, and prohibits the Corporation from acquiring an interest in a bank located outside the state in which the operations of its subsidiaries are principally conducted, unless such acquisition is specifically authorized by the state in which the acquired bank is located. In November 1985, the State of Michigan passed legislation to allow interstate banking with neighboring states that also have laws that permit interstate banking. The Corporation is obligated to comply with the regulations of the Securities and Exchange Commission. As a state member institution, the Bank is obligated to comply with the regulations of the Federal Reserve Board and the regulations of the Office of Financial and Insurance Services (OFIS) of the State of Michigan. The OFIS of the State of Michigan has the authority to examine and regulated the Bank and works closely with the Federal Reserve Bank of Chicago coordinating alternate examinations of the Bank. The OFIS has the authority to issue cease and desist orders against unsafe and unsound banking practices, and the authority to close a bank in the event it should become insolvent. In addition, the Bank's business is directly affected by the monetary policies of the Board of Governors of the Federal Reserve System. The Federal Deposit Insurance Corporation insures the Bank's deposits.

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

The number of full time equivalent employees totaled 120 and 124 on December 31, 2000 and 1999, respectively.

Guide 3. Statistical disclosures:

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest (000's)


Table I.                                           Average Assets (000's)              Income (000's)                   Yield (%)
                                                2000        1999       1998      2000       1999       1998       2000   1999   1998
Assets
Securities:
US Gov't & agencies .......................   $ 28,247   $ 29,819   $ 27,786   $  1,854   $  1,788   $  1,792     6.6%   6.0%   6.4%
State and political subdivisions* .........     22,826     20,672     17,898      1,708      1,598      1,392     7.5%   7.7%   7.8%
Other securities ..........................      1,346      1,605      1,516         53         49         47     3.9%   3.1%   3.1%
                                              --------   --------   --------   --------   --------    --------  ------ ------  -----
Total investment securities ...............     52,419     52,096     47,200      3,615      3,435      3,231     6.9%   6.6%   6.8%

Federal funds sold ........................      6,748      8,512      8,160        430        419        429     6.4%   4.9%   5.3%
Loans:
Commercial loans* .........................     79,365     65,578     55,943      7,280      5,668      5,071     9.2%   8.6%   9.1%
Real estate mortgages .....................     30,003     32,994     35,845      2,361      2,435      2,972     7.9%   7.4%   8.3%
Consumer loans ............................     28,345     28,843     29,969      2,550      2,703      2,653     9.0%   9.4%   8.9%
                                              --------   --------   --------   --------   --------    --------  ------ ------  -----
Total loans ...............................    137,713    127,415    121,757     12,191     10,806     10,696     8.9%   8.5%   8.8%
                                              --------   --------   --------   --------   --------    --------  ------ ------  -----

Total average earning assets ..............   $196,880   $187,645   $177,117     16,236     14,660     14,356     8.2%   7.8%   8.1%
                                              ========   ========   ========   --------   --------   --------   ------ ------  -----
Total average assets ......................   $212,993   $202,995   $189,729
                                              ========   ========   ========
Interest bearing liabilities:
Deposits:
NOW account deposits ......................     60,283     50,200     46,084      2,541      1,642      1,550     4.2%   3.3%   3.4%
Savings deposits ..........................     39,847     42,891     41,210      1,069      1,150      1,202     2.7%   2.7%   2.9%
Time deposits over $100,000 ...............      8,703      8,515      6,326        510        439        352     5.9%   5.2%   5.6%
Other time deposits .......................     43,200     42,330     42,249      2,339      2,142      2,251     5.4%   5.1%   5.3%
                                              --------   --------   --------   --------   --------    -------   ------ ------  -----
Total deposits ............................    152,033    143,936    135,869      6,459      5,373      5,355     4.2%   3.7%   3.9%

Federal funds purchased ...................         12          0         35          1          0          2     0.0%   0.0%   5.7%
Long-term debt ............................          0          0          0          0          0          0     0.0%   0.0%   0.0%
                                              --------   --------   --------   --------   --------    -------   ------ ------  -----
Total interest bearing liabilities ........    152,045    143,936    135,904      6,460      5,373      5,357     4.2%   3.7%   3.9%
                                                                               --------   --------    -------   ------ ------  -----


Demand deposits                                 34,429     34,014     30,238
Other liabilities                                1,585      1,805      1,888
Stockholders' equity                            24,934     23,240     21,699
                                             ---------    -------   --------
Total liabilities and                         $212,993   $202,995   $189,729
stockholders' equity                         =========  =========   ========


Interest expense as a % of average earning                                                                        3.3%   3.3%   3.3%
assets                                                                                                            ----   ----   ----
Net interest margin/net interest yield as                                        $9,776     $9,287     $8,999     5.0%   4.9%   5.1%
a % of average earning assets                                                   =======   ========     ======     ====   ====   ====

Net interest yield as a % of average assets                                                                       4.6%   4.6%   4.7%
                                                                                                                  ====   ====   ====

* A tax adjustment of $659, $653, and $514 has been added to 2000, 1999 and 1998 income respectively to reflect the impact of a 34% Federal income tax rate in each year. Non accruing loans are reported in their related categories and reduce the related yields.

Table II. The dollar amounts of changes in interest income and interest expense are presented in the accompanying table. The change in volume is calculated by multiplying the change in volume by the old rate. The change in rate is calculated by multiplying the change in rate by the old volume. The change in rate volume is calculated by multiplying the change in rate by the change in volume.

Rate/volume variance
analysis
                                                             2000 vs 1999                                1999 vs 1998
                                               ----------------------------------------    ----------------------------------------
                                                  Change    Change      Change   Total       Change     Change     Change     Total
                                                    in        in          in                   in         in         in
                                                  Volume     Rate    Rate/volume             Volume      Rate    Rate/volume
Assets
Securities:
US Gov't & agencies                               ($94)      $169        ($9)       $66       $131      ($126)       ($9)       ($4)
State and political subdivisions*                  167        (51)        (6)       110        216         (9)        (1)       206
Other securities                                    (8)        14         (2)         4          3         (1)         0          2
                                               -------    -------    -------    -------    -------    -------    -------    -------
Total investment securities                         65        132        (17)       180        350       (136)       (10)       204

Federal funds sold                                 (87)       123        (25)        11         19        (27)        (2)       (10)
Loans:
Commercial loans*                                1,192        347         73      1,612        873       (235)       (41)       597
Real estate mortgages                             (221)       161        (14)       (74)      (236)      (327)        26       (537)
Consumer loans                                     (47)      (108)         2       (153)      (100)       156         (6)        50
                                               -------    -------    -------    -------    -------    -------    -------    -------
Total loans                                        924        400         61      1,385        537       (406)       (21)       110
                                               -------    -------    -------    -------    -------    -------    -------    -------

Total average earning assets                       902        655         19      1,576        906       (569)       (33)       304

Interest bearing liabilities:
NOW account deposits                               330        474         95        899        138        (43)        (3)        92
Savings deposits                                   (82)         1          0        (81)        49        (97)        (4)       (52)
Time deposits over $100,000                         10         60          1         71        122        (26)        (9)        87
Other time deposits                                 44        150          3        197          4       (113)         0       (109)
                                               -------    -------    -------    -------    -------    -------    -------    -------
Total deposits                                     302        685         99      1,086        313       (279)       (16)        18
Federal funds purchased                              0          0          1          1         (2)        (2)         2         (2)
Long-term debt                                       0          0          0          0          0          0          0          0
                                               -------    -------    -------    -------    -------    -------    -------    -------
Total interest bearing liabilities                 302        685        100      1,087        311       (281)       (14)        16
                                               -------    -------    -------    -------    -------    -------    -------    -------
Net Interest Income                               $600       ($30)      ($81)      $489       $595      ($288)      ($19)      $288
                                               =======    =======    =======    =======    =======    =======    =======    =======

II. Investment Portfolio

A.   Book values of the investment portfolio (000's)

                                                      2000      1999      1998
U.S. Treasury securities and obligations of
   U.S. government corporations of agencies          $18,789   $12,547   $11,042
Obligations of states and political subdivisions      25,260    21,600    19,392
Other securities                                       1,937     1,290     1,695
Mortgage backed securities                            14,966    14,317    18,487
                                                     ---------------------------
  Total securities                                   $60,952   $49,754   $50,616
                                                     ===========================

B.  Maturity distribution of the Investment portfolio.

                                                                Book Value   Yield (%)
                                                                 (000's)
US Government securities
Maturity distribution:
One year or less                                                  $5,400       6.04
Over one year through five years                                   1,975       6.00
Over five years through ten years                                 11,414       7.11
Over ten years                                                                   --

State and political subdivisions*
Maturity distribution:
One year or less                                                   1,501       7.04
Over one year through five years                                   6,558       7.80
Over five years through ten years                                 10,574       7.42
Over ten years                                                     6,627       7.51

Mortgage-backed securities                                        14,966       6.67

Other securities                                                   1,396       2.73

III.  Loan Portfolio
A.  Types of loans

                                                  2000          1999         1998         1997         1996
Commercial                                        $ 65,267     $ 64,547     $ 50,658     $ 54,069      $ 50,975
Real estate mortgage                                28,184       31,502       35,457       39,332        32,696
Installment                                         27,561       27,625       28,322       27,141        30,968
Construction                                        15,963       10,977        5,738        3,062         2,835
                                                  --------     --------     --------     --------      --------
  Total loans                                     $136,975     $134,651     $120,175     $123,604      $117,474
                                                  ========     ========     ========     ========      ========

B. Maturities and Sensitivities of Loans to Changes in Interest Rates as of December 31, 2000 (000's).

Commercial Loans
Fixed rate loans with a maturity of:
Three months or less                                                        $493
Over three months through twelve months                                    7,603
One year through five years                                               28,331
Over five years                                                            5,562
                                                                         -------
Total fixed rate loans                                                    41,989
Floating rate loans with a repricing frequency of:
Quarterly or more frequently                                              23,278
                                                                         -------
Total commercial loans                                                   $65,267
                                                                         =======
Real estate construction loans
Fixed rate loans with a maturity of:
Three months or less                                                        $666
Over three months through twelve months                                    5,979
One year through five years                                                  908
                                                                         -------
Total fixed rate loans                                                     7,553
Floating rate loans with a repricing frequency of:
Quarterly or more frequently                                               8,410
                                                                         -------
Total real estate construction loans                                     $15,963
                                                                         =======

C. Risk Elements

1.   Nonaccrual, Past Due, and Restructured Loans (000's)

                                                         12/31/00         12/31/99         12/31/98      12/31/97     12/31/96
Loans 90 days past due and still accruing
Commercial loans                                           $  5             $125              $174          $111         $12
Real estate loans                                             0                0                 0           124           0
Installment loans                                            69               21                98            31          30
                                                        -------          -------           -------          ----        ----
   Total loans 90 days past due                              74              146               272           266          42
                                                        =======          =======           =======          ====        ====

Non accruing loans
Commercial loans                                          1,177              802               910           642         302
Real estate loans                                           163               87                45           170           0
Installment loans                                           225              128               197            82          23
                                                        -------          -------           -------          ----        ----
   Total non accruing loans                             $ 1,565          $ 1,017           $ 1,152          $894        $325
                                                        =======          =======           =======          ====        ====

There were no restructured loans

For the year ended 2000, if the loans reported as nonaccrual had earned at the contracted interest rate, $138,700 of interest income would have been recorded. Interest income of $2,300 was recorded on these loans in 2000.

The Corporation places loans on a nonaccruing status when management feels that a significant risk of non-repayment exists. Criteria for evaluating risk include the borrowers' payment histories, past due status, and financial condition. Loans on which the required payment of principal or interest has not been received within 90 days of the due date are placed on nonaccrual status.

2. Potential Problem Loans

As of December 31, 2000, management identified three potential problem loans in the commercial loan portfolio. The three loans totaled $362,000. Management allocated $74,000 of the allowance for loan losses for these credits.

3. Foreign Outstandings

Not applicable

4. Loan concentrations

As of December 31, 2000, there were no loan concentrations other than those categories already reported that exceed 10% of total loans.

D. Other Interest Bearing Assets

As of December 31, 2000, there was no other interest bearing asset that would have been classified 90 days past due and still accruing if it were a loan.

IV. Summary of Loan Loss Experience

A. Analysis of Allowance for Loan Losses (000's)

                                                     2000           1999            1998           1997           1996
Balance at beginning of the period                $ 1,913        $ 1,881         $ 1,957        $ 1,805        $ 1,687
Charge offs:
Commercial                                            173            240             157              -             62
Real estate                                             -              -               -              -              -
Installment                                            90            137              69             59             48
Construction                                            -              -               -              -              -
                                                  --------------------------------------------------------------------
   Total charge offs                                  263            377             226             59            110

Recoveries:
Commercial                                             42             68              10             63             72
Real estate                                             -              -               -              -              -
Installment                                            19             21              20             28             36
Construction                                            -              -               -              -              -
                                                  --------------------------------------------------------------------
   Total recoveries                                    61             89              30             91            108
                                                  --------------------------------------------------------------------
Net charge offs                                       202            288             196           (32)              2
Provision charged to earnings                         240            320             120            120            120
                                                  --------------------------------------------------------------------
Balance at the end of the period                  $ 1,951        $ 1,913         $ 1,881        $ 1,957        $ 1,805
                                                  ====================================================================

Ratio of net charge offs during the                 0.16%          0.23%           0.16%         -0.03%          0.03%
period to average loans during the period

Net charged off loans totaled $202,000 for 2000. Two commercial loans accounted for $112,000 of the net charged off loans. One loan was the result of the legal resolution of a long standing collection effort and the second resulted from the charge down of a loan to an appraised real estate value. Installment loans charged off declined as a result of increased collection and underwriting vigilance.

Net charged off loans totaled $288,000 for 1999. Charged off loans as a result of consumer loan activity increased. Most losses resulted from deficiency balances from repossessed collateral. One commercial loan resulted in a loss of $150,000. The Bank expects to recover sum of this loss. The Bank allocated $320,000 to the reserve for loan losses to replenish the reserve and maintain the ratio of the reserve for loan losses to total loans in the face of strong loan growth.

Net charged off loans totaled $196,000 in 1998. One borrower accounted for $150,000 of the total charged off loans. Management allocated $120,000 from earnings to maintain a strong reserve for loan losses to total loans ratio of 1.57%

B. Allocation of the Allowance for Loan Losses (000's)


                                               Real estate
Balances:                        Commercial     Mortgage       Installment   Construction   Unallocated      Total
December 31, 2000                   $653           $ 30           $159           $124           $985        $ 1,951
   % of loans in category          47.6%          20.6%          20.1%          11.7%                        100.0%
December 31, 1999                   $492           $  5           $135           $  -        $ 1,281        $ 1,913
   % of loans in category          47.9%          23.4%          20.5%           8.2%                        100.0%
December 31, 1998                   $276           $  -           $ 73           $  -        $ 1,532        $ 1,881
   % of loans in category          42.1%          29.5%          23.6%           4.8%                        100.0%
December 31, 1997                   $179           $  -           $ 48           $  -        $ 1,730        $ 1,957
   % of loans in category          43.7%          31.8%          22.0%           2.5%                        100.0%
December 31, 1996                   $181           $  -           $ 35           $  -        $ 1,589        $ 1,805
   % of loans in category          43.4%          27.8%          26.4%           2.4%                        100.0%

V.   Deposits

A. Refer to Item I of the Guide 3 statistical disclosures for a presentation of the information required by this item.


B.   Not applicable


C.   Not applicable


D.   Maturities of time certificates of deposits of $100,000 or more. (000's)

Three months or less                               $ 3,850
Over three through six months                        1,440
Over six months through twelve months                1,659
Over twelve months                                   2,334
                                                   -------
                                                   $ 9,283
                                                   =======


E.   Not applicable

VI.  Return on Equity and Assets

                                                 2000        1999        1998
Return on assets (%)                             1.55        1.61       1.70
Return on equity (%)                            13.20       14.10      14.80
Dividend payout ratio (%)                       37.24       33.84     106.63
Equity to assets ratio (%)                      11.79       11.45      11.44

VI.  Short-term Borrowings

Not applicable

ITEM 2.  PROPERTY
The following is a tabulation of facilities owned by the Bank

                                                        App.
                                                      Building       Date
Description/location                                   Square       Occupied
                                                      footage

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. Refer to Page 16 of the accompanying Annual Report to Shareholders

ITEM 6. SELECTED FINANCIAL DATA

Refer to Page 15 of the accompanying Annual Report to Shareholders, except for:
(000's)

                                        2000           1999           1998           1997           1996
Total Assets                         $ 225,258      $ 207,397      $ 197,486      $ 186,841      $ 177,786
Long Term Debt                               -              -              -              -              -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS.

EARNINGS
Major components of the operating result of the Corporation for 2000, 1999 and 1998 are presented in the accompanying table, Summary of Operations. A discussion of these results is presented in greater detail in subsequent pages.

Summary of Operations

                                                     2000         1999        1998         1997         1996

Interest income                                      $ 15,578     $ 14,027    $ 13,826     $ 13,556     $ 12,666
Interest expense                                        6,460        5,373       5,355        5,162        4,823
                                                     --------     --------    --------     --------     --------
Net interest income                                     9,118        8,654       8,471        8,394        7,843
Provision for possible loan losses                        240          320         120          120          120
                                                     --------     --------    --------     --------     --------
Net interest income after provision for
   possible loan losses                                 8,878        8,334       8,351        8,274        7,723
Other income                                            2,245        2,597       2,283        2,166        2,216
Other expense                                           6,693        6,487       6,175        6,064        5,739
                                                     --------     --------    --------     --------     --------
Income before provision for Federal income tax          4,430        4,444       4,459        4,376        4,200
Provision for Federal income tax                        1,129        1,166       1,239        1,215        1,220
                                                     --------     --------    --------     --------     --------
Net income                                            $ 3,301      $ 3,278     $ 3,220      $ 3,161      $ 2,980
                                                     ========     ========    ========     ========     ========
Per share:
Net income                                             $ 2.78       $ 2.76      $ 2.71       $ 2.66       $ 2.51
                                                     ========     ========    ========     ========     ========
Dividends declared                                     $ 1.04       $ 0.94      $ 2.90       $ 0.85       $ 0.77
                                                     ========     ========    ========     ========     ========

Summary of Operations 2000 by quarter

                                                      4th qtr      3rd qtr     2nd qtr     1st qtr
Interest income                                       $ 4,116      $ 3,966     $ 3,828      $ 3,668
Interest expense                                        1,774        1,656       1,559        1,471
                                                      -------      -------     -------      -------
Net interest income                                     2,342        2,310       2,269        2,197
Provision for possible loan losses                         60           60          60           60
                                                      -------      -------     -------      -------
Net interest income after provision for
   possible loan losses                                 2,282        2,250       2,209        2,137
Other income                                              516          595         566          568
Other expense                                           1,611        1,686       1,723        1,673
                                                      -------      -------     -------      -------
Income before provision for Federal income tax          1,187        1,159       1,052        1,032
Provision for Federal income tax                          305          298         268          258
                                                      -------      -------     -------      -------
Net income                                               $882         $861        $784         $774
                                                      =======      =======     =======      =======
Per share:
Net Income                                             $ 0.74       $ 0.73      $ 0.66       $ 0.65
                                                      =======      =======     =======      =======
Dividends declared                                     $ 0.50       $ 0.18      $ 0.18       $ 0.18
                                                      =======      =======     =======      =======

Summary of Operations 1999 by quarter

                                                      4th qtr      3rd qtr     2nd qtr     1st qtr
Interest income                                       $ 3,707      $ 3,528     $ 3,453      $ 3,339
Interest expense                                        1,414        1,365       1,303        1,291
                                                      -------      -------     -------      -------
Net interest income                                     2,293        2,163       2,150        2,048
Provision for possible loan losses                        230           30          30           30
                                                      -------      -------     -------      -------
Net interest income after provision for
   possible loan losses                                 2,063        2,133       2,120        2,018
Other income                                              752          601         659          585
Other expense                                           1,645        1,648       1,635        1,559
                                                      -------      -------     -------      -------
Income before provision for Federal income tax          1,170        1,086       1,144        1,044
Provision for Federal income tax                          305          282         306          273
                                                      -------      -------     -------      -------
Net income                                               $865         $804        $838         $771
                                                      =======      =======     =======      =======

Per share:
Net Income                                             $ 0.73       $ 0.68      $ 0.71       $ 0.65
                                                      =======      =======     =======      =======
Dividends declared                                     $ 0.46       $ 0.16      $ 0.16       $ 0.16
                                                      =======      =======     =======      =======




Net interest income

The Bank experienced mild loan demand during 2000. Loans increased $2,526,000. Growth was primarily in the commercial loan category. Increases in interest bearing demand accounts totaled $15,119,000, while non-interest bearing demand accounts totaled $1,207,000. The strong growth in interest bearing demand accounts is attributed to customers keeping money in the Choice account, an interest bearing demand account with a rate indexed to the thirteen week Treasury Bill auction. This account was more attractive than many mutual funds during 2000. Purchases of securities net of matured securities totaled $10,265,000. Most securities were purchased in available for sale portfolio in order to maintain liquidity and flexibility. The changes in the mix of assets and liabilities resulted in the Corporation maintaining an interest margin on a Federal tax equivalent (FTE) basis of 4.6%. The FTE adjustment in derived by dividing the tax-exempt interest by .66 to reflect the Corporation's 34% tax rate.

Rate sensitivity analysis (000's), December 31, 2000

Repricing period in days                                    0-30        31-90      91-180    181-365    0-365    Over 365
Rate sensitive assets (RSA):
Federal fund sold                                            $9,950        $ -        $ -        $ -     9,950        $ -
Investment securities                                         9,919        210      1,615     17,494    29,238     31,713
Loans                                                        36,479      1,398      4,332      8,530    50,739     86,237
                                                          ---------   --------   --------    -------  --------    -------
   Total rate sensitive assets                               56,348      1,608      5,947     26,024    89,927    117,950
Rate sensitive liabilities (RSL):
Demand deposits                                              45,620          -                          45,620     23,817
Savings deposits                                             19,503          -                          19,503     18,683
Time deposits                                                 5,331      8,061      9,877      9,800    33,069     19,928
                                                          ---------   --------   --------    -------  --------    -------
   Total rate sensitive liabilities                          70,454      8,061      9,877      9,800    98,192     62,428

Repricing gap (RSA-RSL)                                   ($14,106)   ($6,453)   ($3,930)    $16,224  ($8,265)    $55,522
                                                          =========   ========   ========    =======  ========    =======
As a percent of capital                                     -53.08%    -24.28%    -14.79%     61.05%   -31.10%    208.93%
As a percent of total assets                                 -6.26%     -2.86%     -1.74%      7.20%    -3.67%     24.65%

The preceding table represents management's analysis of repricing probabilities for 2000. The Asset/liability management committee meets monthly to review the impact of changes in rates and market pricing on the Corporation's interest earning assets and interest paying liabilities. Customers' responses to interest rates and deposit products are reviewed. Loan demand is discussed and methods to answer customers needs are reviewed. The rate sensitivity of current production of both loans and deposits are reviewed. Management's goal is to achieve a balance between rate sensitive assets and rate sensitive liabilities in order to maintain a reasonable interest margin in changing rate environments.

Income rate shock analysis, December 31, 2000
The difference in projected income assuming the following basis point change in rates:

Changes in rates (bp's)                                        -300       -200       -100       100        200       300
Change in cash flow                                            $439       $292       $146     $(146)    $(292)     $(439)

   As a percent of net int income                              4.5%       3.0%       1.5%      -1.5%     -3.0%      -5.0%
   As a percent of net income                                 12.2%       8.2%       4.1%      -4.1%     -8.2%     -12.2%
   As a percent of net int income(FTE)                         3.0%       2.0%       1.0%      -1.0%     -2.0%      -3.0%
   As a percent of net income (FTE)                            8.1%       5.4%       2.7%      -2.7%     -5.4%      -8.1%

The preceding table presents the difference in net income in the event of a real and immediate change in rates from +/- 300 basis points (bp). It is based on the previous table and is management's calculation based on management's assessment of the most likely scenario as a response to such an event.

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

Activity related to the reserve for loan losses resulted in net charged off loans of $202,000 in 2000. Net charged off loans recorded in 1999 were $288,000. Provisions for possible loan losses were $240,000 in 2000 and $320,000 for 1999. The ratio of reserve for possible loan losses to gross loans equaled 1.4%, 1.4% and 1.6% in 2000, 1999 and 1998, respectively.

Non-interest income

Non-interest income is composed of trust department income, service charges on deposit accounts, fees for providing other services to customers, gains on securities sales and other income. Non-interest income decreased 13.5% during 2000. Trust income fell 2.5% as a result of declining market values in trust accounts where fees are based on asset values. Gains on securities sold declined $258,000 from an opportunity the Bank exercised in 1999. The Bank gained $80,000 on the sale of Other real estate in 1999, gains form the sale of Other real estate total $3,000 in 2000.

Non-interest expense

Major components of non-interest expense are salaries and employee benefits, occupancy and equipment expenses and other operating expenses. Salaries and employee benefits increased 2.1% during 2000.

Occupancy and equipment expenses declined 3.7% as a result of declines in depreciation expenses on the data processing equipment and remodeling investment made in 1997. Other expenses increased 10.4%. The Bank incurred one time expenses for consultant and increased data processing costs as it researches and prepares for Internet banking services.

FINANCIAL CONDITION

Average assets for the Corporation totaled $212,993,000, $202,995,000 and $189,729,000 in 2000, 1999, and 1998 respectively. The 4.9% growth in average assets follows a 7.0% growth in 1999 and a 4.7% average growth in 1998. Average loans grew 8.0% while average interest bearing deposits grew 5.6%. Average earning assets grew 4.9% compared to total deposit growth of 4.7%.

Liquidity

The anticipated requirements of the Corporation can be met by upstreaming dividends from the subsidiary Bank. Refer to footnote 10 of the accompanying financial statements for a discussion of the restrictions on undivided profits of the subsidiary. The anticipated cash needs of the Corporation are for the payment of annual dividends to current stockholders. Dividends upstreamed to the Corporation were $1,234,000 in 2000 and $1,109,000 in 1999.


The estimated market value of U.S. Government securities and U.S. Agency securities totaled 17.1% of total deposits on December 31, 2000. The percentage for 1999 was 14.6%. The Corporation is able to meet normal demands for liquidity through loan repayments, securities payments and deposit growth.

CAPITAL

The Corporation's return on average equity totaled 13.2% in 2000 and 14.1% in 1999. Effective December 31, 1992, the Corporation is required to maintain capital in excess of 8% of risk-weighted assets as defined by the Federal Reserve Board. The Corporation's capital to risk-weighted asset ratio was 19.0% on December 31, 2000 and was 19.7% on December 31, 1999. Refer to footnote 13 of the accompanying financial statements for a tabular presentation of the Corporation's capital adequacy. At its March 17, 1999 meeting, the Board of Directors declared a 100% stock dividend to stockholders of record March 28, 1999, payable April 20, 1999.

RISK FACTORS

The Federal Reserve Bank evaluates the Corporation on its management of risk factors effecting the organization. These risks include credit, liquidity, market, operational, fiduciary, legal and reputational. Credit, liquidity, and market risk were discussed in earlier sections of this narrative. Legal matters are discussed in ITEM 13. The Board of Directors discusses matters relating to its reputation and performance in the community at its regular meetings and two planning meetings held during the year.

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

None

PART III

The information called for the items within this part is included in County Bank Corp's 2000 Proxy Statement and is incorporated herein by reference, as follows:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

PAGE 3 EXCEPT FOR:

Executive Officers                                   Ages        Office      Service
Curt Carter                                           56        Employee    34 years
  Officer                                                      President    12 years
  Present term                                                              12 years
Bruce J. Cady                                         48        Employee     1 years
  Officer                                                         Vice       1 years
                                                               President
  Present term                                                               1 years
Laird A. Kellie                                       56        Employee    18 years
  Officer                                                      Secretary    12 years
  Present term                                                              12 years
Joseph H. Black                                       51        Employee    11 years
  Officer                                                      Treasurer    11 years
  Present term                                                              11 years

ITEM 11. EXECUTIVE COMPENSATION

Pages 5 & 6

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Page 2


Director                                            Number           Percentage of
                                                    of shares        outstanding
                                                                     stock

Dr. David H. Bush                                    46,300              3.90
Michael H. Blazo                                     20,012              1.69
Curt Carter                                           7,772              0.66
Patrick A. Cronin                                     2,308              0.19
Thomas K. Butterfield                                29,400              2.48
James A. Harrington                                  19,987              1.68
Ernest W. Lefever                                       800              0.07
Tim Oesch                                             3,682              0.31
Charles Scheidegger                                  10,926              0.92

Executive Officers and Directors, as a group, own 141,787 shares or 11.95% of 1,186,472 total outstanding shares of common stock of Corporation as of December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Page 6

PART IV

Item 14. EXHIBITS FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K.

(a)(1) The following financial statement schedules of the Corporation and Bank are included in the Annual Report to its stockholders for the year ended 2000 and are incorporated herein by reference in Item 8:

Balance Sheets--December 31, 2000 and 1999                                                       Page 3
Statements of Income--years ended December 31, 2000, 1999 and 1998                               Page 5
Statements of Changes in Stockholders' equity--years ended December 31, 2000, 1999 and 1998      Page 4
Statements of Cash Flows--years ended December 31, 2000, 1999 and 1998                           Page 6
Notes to Financial Statements                                                                    Pages 7-13
Report of Independent Public Accountants dated January 17, 2001                                  Page 14

(a)(2) Not applicable

(a)(3) The following exhibits are required to be filed with this report by item 14(c):

(3) Articles of Incorporation and By-laws (previously filed as Exhibits to the Corporation's registration statement on form 8-A, filed January 24, 1989 and incorporated herein by reference).

(13) Annual Report to Stockholders for the year ended December 31, 2000 (filed herewith)

(21) Subsidiary of the Registrant: Lapeer County Bank & Trust Co., a Michigan Corporation

(23) Consent of Experts and Counsel: Letter of consent form Plante & Moran, LLP dated March 23, 2001

(b) No reports on form 8-K were filed during the last quarter of the year covered by this report.

(c) See (a) (3)

(d) Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized, on March 30, 2001

                                        County Bank Corp

                                        /s/ Curt Carter
                                            --------------------------
                                            Curt Carter, President

                                        /s/ Joseph H. Black
                                            --------------------------
                                            Joseph H. Black, Treasurer


/s/  Michael H. Blazo                   /s/ Timothy Oesch
     -------------------                    --------------------------
     Michael H. Blazo                       Timothy Oesch

/s/  James Harrington                   /s/ Charles Schiedegger
     -------------------                    --------------------------
     James Harrington                       Charles Schiedegger

/s/  Ernest W. Lefever                  /s/ Patrick A. Cronin
     -------------------                    --------------------------
     Ernest W. Lefever                      Patrick A. Cronin

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NO.                                              DESCRIPTION
-----------                                              -----------
               (3)  Articles of Incorporation and By-laws (previously filed as Exhibits to the Corporation's registration statement on forms 8-A, filed January 24, 1989 and incorporated herein by reference).

               (13) Annual Report to Stockholders for the year ended December 31, 2000 (filed herewith)

               (21) Subsidiary of the Registrant: Lapeer County Bank & Trust Co., a Michigan Corporation

               (23) Consent of Experts and Counsel: Letter of consent from Plante & Moran, LLP dated March 23, 2000