Form 10-Q
period 2001-03-31
COUNTY BANK CORP
filed 2001-05-15
CIK 830480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     ---                      EXCHANGE ACT OF 1934
                      For the Quarter ended March 31, 2001
                         Commission file number: 0-17482

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


There are 1,186,472 shares of common stock outstanding as of March 31, 2001.

                                COUNTY BANK CORP

                                    FORM 10-Q

                      For the Quarter ended March 31, 2001

PART I: FINANCIAL INFORMATION                                                            PAGE
     Item 1.  Financial Statements

         Balance Sheets-
         At March 31, 2001 and December 31, 2000                                            4

         Statements of Income-
         For the three months ended March 31, 2001 and 2000                                 5

         Statement of Cash Flows
         For the three months ended March 31, 2001 and 2000                                 6

         Notes to Financial Statements                                                      7

     Item 2.  Management's Discussion and Analysis of
      Financial Condition and the Results of Operations                                     8

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                    9


PART II: OTHER INFORMATION

     Item 6.  Exhibits and Reports of Form 8-K                                              9

All items except those set forth above are inapplicable and have been omitted.

SIGNATURES                                                                                  10

Part I - Financial Information

Item I - Financial Statements

Introduction to Financial Statements

The consolidated financial statements of County Bank Corp and subsidiary, Lapeer County Bank & Trust Co., have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with financial statements and the notes thereto included in County Bank Corp's Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2000.

The financial information presented reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the year.

CONSOLIDATED FINANCIAL STATEMENTS
BALANCE SHEETS (in thousands)

                                                                     March 31              December
                                                                                              31
                                                                       2001                  2000
ASSETS
Cash and due from banks                                              $  12,307              $  12,407
Investment securities held to maturity                                  28,246                 27,748
Investment securities available for sale                                31,469                 32,663
Other securities
                                                                           541                    541
                                                                     ----------             ----------
   Total investment securities                                          60,258                 60,952
Federal funds sold                                                       8,950                  9,950
Loans                                                                  138,366                136,975
   Less: Reserve for possible loan losses                                2,007                  1,951
                                                                     ----------             ----------
      Net loans                                                        136,359                135,024
Bank premises and equipment                                              3,843                  3,897
Interest receivable and other assets                                     3,365                  3,028
                                                                     ----------             ----------
   TOTAL ASSETS                                                      $ 225,082              $ 225,258
                                                                     ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Noninterest-bearing demand                                        $  35,240              $  36,184
   Interest bearing demand                                              69,817                 69,437
   Savings                                                              37,889                 38,186
   Time                                                                 55,508                 52,997
                                                                     ----------             ----------
      Total deposits                                                   198,454                196,804
Interest payable and other liabilities                                   2,141                  1,890
                                                                     ----------             ----------
   TOTAL LIABILITIES                                                   200,595                198,694
STOCKHOLDERS' EQUITY
Common Stock-$5.00 par value, 3,000,000 shares
  authorized and 1,186,472 shares outstanding                            5,932                  5,932
Surplus                                                                  8,634                  8,634
Undivided profits                                                        8,700                 11,090
Unrealized gains and losses on securities available                      1,221                    908
                                                                     ----------             ----------
  for sale
     TOTAL STOCKHOLDERS' EQUITY                                         24,487                 26,564
                                                                     ----------             ----------
     TOTAL LIABILITIES AND STOCKHODERS' EQUITY                       $ 225,082              $ 225,258
                                                                     ==========             ==========

CONSOLIDATED INCOME STATEMENTS
(in thousands)                                                               Three months ended
                                                                                   March 31
                                                                       2001                  2000
INTEREST INCOME
Interest and fees on loans                                            $  2,968               $  2,927
Interest on investments: taxable                                           564                    424
Interest on investments: nontaxable                                        317                    266
Interest on Federal funds sold                                              86                     51
                                                                      ---------              ---------
     TOTAL INTEREST INCOME                                               3,935                  3,668
INTEREST EXPENSE
   Demand deposits                                                         635                    527
   Savings deposits                                                        240                    273
   Time deposits                                                           765                    670
   Interest on Federal funds purchased                                                              1
                                                                                             ---------
      TOTAL INTEREST EXPENSE                                             1,640                  1,471
                                                                      ---------              ---------
NET INTEREST INCOME                                                      2,295                  2,197
Provision for possible loan losses                                          60                     60
                                                                      ---------              ---------
NET INTEREST INCOME AFTER PROVISION
   FOR POSSIBLE LOAN LOSSES                                              2,235                  2,137
OTHER INCOME
Service fees on loan and deposit accounts                                  280                    264
Other                                                                      293                    304
                                                                      ---------              ---------
     TOTAL OTHER INCOME                                                    573                    568
OTHER EXPENSES
Salaries and employee benefits                                           1,064                  1,039
Net occupancy expense                                                      252                    241
Other                                                                      418                    393
                                                                      ---------              ---------
    TOTAL OTHER EXPENSE                                                  1,734                  1,673
INCOME BEFORE PROVISION FOR FEDERAL
  INCOME TAX                                                             1,074                  1,032
Provision for Ferderal income tax                                          261                    258
                                                                      ---------              ---------
NET INCOME                                                                 813                    774
                                                                      =========              =========

EARNINGS PER SHARE
Net income                                                            $   0.69               $   0.65
Cash dividend declared                                                $   2.70               $   0.18

STATEMENT OF CASH FLOWS
(in thousands)                                                               Three months ended
                                                                                  March 31
                                                                       2001                  2000
Cash flows from operating activities
Net income                                                             $   813                $   774
Adjustments to reconcile net income to net cash
  provided from operating activities
Depreciation and amortization                                              121                    117
Provision for loan losses                                                   60                     60
Net amortization and accretion of securities                                24                     30
Deferred income taxes                                                        -                      -
Net gain on sale of investment securities                                    -                      -
(Gain) loss on other real estate owned                                       -                     (2)
Net change in accrued interest receivable                                 (337)                  (396)
Net change in accrued interest payable and other                            90                    193
                                                                      ---------              ---------

Net cash provided by operating activities                                  771                    776

Cash flows form investing activities
Proceeds from sale of investment securities: AFS                             -                    961
Proceeds from maturities of investment securities: AFS                   3,971                  1,353
Proceeds from maturities of investment securities: HTM                     580                    567
Purchase of investment securities: AFS                                  (2,302)                (1,000)
Purchase of investment securities: HTM                                  (1,102)                  (751)
Net (increase) decrease in loans                                        (1,398)                (4,051)
Proceeds from the sale of other real estate                                                        32
Premises and equipment expenditures                                        (67)                   (75)
                                                                      ---------              ---------

Net cash provided from (used in) investing activities                     (318)                (2,964)

Cash flows from financing activities
Net increase (decrease) in interest bearing and
  non-interest bearing demand accounts                                    (564)                 5,802
Net increase (decrease) in savings and time deposits                     2,214                   (348)
Cash dividends paid                                                     (3,203)                  (214)
                                                                      ---------              ---------

Net cash provided from (used in) financing activities                   (1,553)                 5,240
                                                                      ---------              ---------

Net increase (decrease) in cash and equivalents                         (1,100)                 3,052
Cash and equivalents at beginning of year                               22,357                 17,783
                                                                      ---------              ---------

Cash and equivalents at end of period                                $  21,257               $ 20,835
                                                                     ==========              =========

Cash paid for:
Interest                                                             $   1,653               $  1,485
Income taxes                                                                 -                      9

NOTE 1. INVESTMENTS
(in thousands)
The carrying amount and approximate market value of securities held to maturity were as follows

                                                                                       March 31, 2001
                                                                    Amortized     Gross        Gross      Estimated
                                                                     Cost        Unrealized   Unrealized    Market
                                                                                  Gains        Losses       Value
U.S. Government securities and obligations of
  U.S. Government corporations and political subdivisions          $   1,000     $       -      $    -    $  1,000

Obligations of states and political subdivisions                      22,284           692           35     22,941
Mortgage-backed securities                                             4,962            57            5      5,014
                                                                   ---------     ---------     --------   --------
  Total                                                            $  28,246     $     749     $     40   $ 28,955
                                                                   =========     =========     ========   ========

The carrying amount and approximate market value of securities held to maturity were as follows

                                                                                    December 31,2000
                                                                    Amortized     Gross        Gross      Estimated
                                                                     Cost        Unrealized   Unrealized    Market
                                                                                  Gains        Losses       Value
U.S. Government securities and obligations of
  U.S. Government corporations and political subdivisions          $   1,000     $       -     $      4   $    996
Obligations of states and political subdivisions                      21,568           421           99     21,890
Mortgage-backed securities                                             5,180            37           70      5,147
                                                                   ---------     ---------     --------   --------
  Total                                                            $  27,748     $     458     $    173   $ 28,033
                                                                   =========     =========     ========   ========

The carrying amount and approximate market value of securities available for sale were as follows

                                                                                    March 31, 2001
                                                                    Amortized     Gross        Gross      Estimated
                                                                     Cost        Unrealized   Unrealized    Market
                                                                                  Gains        Losses       Value
U.S. Government securities and obligations of
  U.S. Government corporations and political subdivisions          $  14,721     $      99     $      2   $ 14,818
Obligations of states and political subdivisions                       4,251           200            1      4,450
Corporate securities                                                       5         1,483            -      1,488
Mortgage-backed securities                                            10,646            71            4     10,713
                                                                   ---------     ---------     --------   --------
  Total                                                            $ 29,623      $   1,853     $      7   $ 31,469
                                                                   =========     =========     ========   ========

The carrying amount and approximate market value of securities available for sale were as follows

                                                                                   December 31, 2000
                                                                    Amortized     Gross        Gross      Estimated
                                                                     Cost        Unrealized   Unrealized    Market
                                                                                  Gains        Losses       Value
U.S. Government securities and obligations of
  U.S. Government corporations and political subdivisions           $ 17,915     $      43     $    169   $ 17,789
Obligations of states and political subdivisions                       3,564           128            -      3,692
Corporate securities                                                       5         1,391            -      1,396
Mortgage-backed securities                                             9,803            18           35      9,786
                                                                   ---------     ---------     --------   --------
  Total                                                            $  31,287     $   1,580     $    204   $ 32,663
                                                                   =========     =========     ========   ========

NOTE 2. LOANS
(in thousands)                                                        3/31/01       12/31/00

Commercial                                                          $  67,983      $  65,267
Real estate mortgage                                                   28,699         28,184
Installment                                                            27,722         27,561
Construction                                                           13,962         15,963
                                                                    ---------      ---------
                                                                   $  138,366      $ 136,975

Transactions in the reserve for possible loan losses were as follows for the three months ended March 31:

                                                                     2001          2000
Beginning balance at beginning of period                            $   1,951      $   1,913
Provision charged to earnings                                              60             60
Loans charged off                                                           7             32
Recoveries                                                                  3              3
                                                                    ---------      ---------
Balance at end of the period                                        $   2,007      $   1,944
                                                                    =========      =========

Reserve as a percent of total loans                                     1.45%          1.42%

Loans outstanding to executive officers, directors, principal       $   2,494       $  2,819
shareholders and their related companies.  In the opinion of management, such loans were made on the same terms and
conditions as those to other borrowers and did not involve
more that the normal risk of collectability

ITEM 2. MANAGEMENTS' DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

Financial Condition

Loan demand moderated during the first quarter of 2000. Net loans increased $1,398,000 during the quarter. The largest demand developed in the commercial loan area. New loan activity barely offset the repayment of real estate development loans. The market to replace these loans has softened. Mortgage loan activity increased as a result of declining interest rates, but most of the eligible loans will be sold to the secondary market. The demand for traditional consumer loans remained soft. Home equity lines of credit increased as a result of a promotion the Bank ran in the last half of 2000.

Time and savings deposits increased during the first quarter of the year. Customers began to lengthen their maturity in the face of declining rates. The Choice product, which offers a short term market rate with check writing privileges remained strong, but balances did not grow as fast as they have in previous quarters.

Increases in deposit accounts and maturities in the investment portfolio met demands for new loans. The Bank continues to seek investment opportunities to supplement income but remain liquid enough to meet loan demand.

Capital Resources

The Corporation paid a quarterly dividend of $.20 per share during the first quarter. In addition, the Corporation's Board of Directors declared and paid a one-time dividend of $2.50 per share. The Corporation's capital has grown over the past few years. Strong capital ratios in excess of regulatory requirements enabled the Board of Directors to take this action. The Bank's tier one risk-based capital ratio was 18.0 after payment of the dividend. Banks are considered to be adequately capitalized if this ratio exceed 4.0% and well capitalized if the ratio exceeds 6.0%.

Results of Operations

Declining interest rates put pressure on the Bank's interest margin. The Bank is closely matched, but deposits reprice in advance and in anticipation of Federal Reserve Board action that changes the prime rate and consequently reduces loan yields. Other income categories performed at the similar levels to the previous year.

Liquidity

There were not significant changes to the Corporation's liquidity risk during the quarter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation reported market risk detail in its 10-K filing for the year ended December 31, 2000. There have been no events that significantly alter those risk disclosures.

PART II.

Item 6. Exhibits and Reports on Form 8-K.

         A) Not applicable

         B) A form 8-K has not been filed during the three months ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


April 27, 2001
                                                      COUNTY BANK CORP

                                                      JOSEPH H. BLACK
                                                      ----------------
                                                      Joseph H. Black
                                                      Treasurer