Form 10-Q
period 2001-06-30
COUNTY BANK CORP
filed 2001-08-14
CIK 830480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      -                       EXCHANGE ACT OF 1934
                       For the Quarter ended June 30, 2001
                         Commission file number: 0-17482


  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-                                 ACT OF 1934
                  For the transition period from ____ to _____



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


There are 1,186,472 shares of common stock outstanding as of June 30, 2001.

                                COUNTY BANK CORP

                                    FORM 10-Q

                       For the Quarter ended June 30, 2001

PART I: FINANCIAL INFORMATION                                                                   PAGE
     Item 1. Financial Statements

         Balance Sheets-
         At June 30, 2001 and December 31, 2000                                                   4

         Statements of Income-
         For the three months and six months ended June 30, 2001 and 2000                         5

         Statement of Cash Flows
         For the six months ended June 30, 2001 and 2000                                          6

         Notes to Financial Statements                                                            7

       Item 2.  Management's Discussion and Analysis of
        Financial Condition and the Results of Operations                                         8

       Item 3.  Quantitative and Qualitative Disclosures about Market Risk                        9


PART II: OTHER INFORMATION

        Item 1.  Legal Proceedings                                                                9

        Item 4.  Submission of Matters to a Vote of Security Holders                              9

        Item 6.  Exhibits and Reports of Form 8-K                                                 10

All items except those set forth above are inapplicable and have been omitted.

SIGNATURES                                                                                        11

This report includes forward-looking statements within the meaning of section 27a of the Securities Act of 1933, as amended, which involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include the economic environment, competition, products and pricing in the geographic area and business areas in which County Bank Corp (the Corporation) operates, prevailing interest rates, changes in government regulations and policies affecting financial services companies, credit quality and credit risk management, changes in the banking industry including the effects of consolidation resulting form possible mergers of financial institutions, acquisitions and integration of acquired businesses. The Corporation undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

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

CONSOLIDATED FINANCIAL STATEMENTS
BALANCE SHEETS (in thousands)

                                                                                                    (Unaudited)
                                                                                                      June 30            December 31
                                                                                                        2001                  2000
ASSETS
Cash and due from banks                                                                               $ 12,681             $ 12,407
Investment securities held to maturity                                                                  27,227               27,748
Investment securities available for sale                                                                30,114               32,663
Other securities                                                                                           541                  541
                                                                                                      --------             --------
   Total investment securities
                                                                                                        57,882               60,952
Federal funds sold                                                                                       8,850                9,950
Loans                                                                                                  138,718              136,975
   Less: Reserve for possible loan losses                                                                2,084                1,951
                                                                                                      --------             --------
      Net loans                                                                                        136,634              135,024
Bank premises and equipment                                                                              4,178                3,897
Interest receivable and other assets                                                                     2,990                3,028
                                                                                                      --------             --------

   TOTAL ASSETS                                                                                       $223,215             $225,258
                                                                                                      ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Noninterest-bearing demand                                                                         $ 36,246             $ 36,184
   Interest bearing demand                                                                              65,148               69,437
   Savings                                                                                              37,825               38,186
   Time                                                                                                 56,489               52,997
                                                                                                      --------             --------
      Total deposits                                                                                   195,708              196,804
Interest payable and other liabilities                                                                   2,046                1,890
                                                                                                      --------             --------
   TOTAL LIABILITIES                                                                                   197,754              198,694
STOCKHOLDERS' EQUITY
Common Stock-$5.00 par value, 3,000,000 shares
  authorized and 1,186,472 shares outstanding                                                            5,932                5,932
Surplus                                                                                                  8,634                8,634
Undivided profits                                                                                        9,314               11,090
Unrealized gains and losses on securities available
  for sale                                                                                               1,581                  908
                                                                                                      --------             --------
     TOTAL STOCKHOLDERS' EQUITY                                                                         25,461               26,564
                                                                                                      --------             --------
     TOTAL LIABILITIES AND STOCKHODERS' EQUITY                                                        $223,215             $225,258
                                                                                                      ========             ========

CONSOLIDATED INCOME STATEMENTS
(in thousands)

                                                                                (Unaudited)                        (Unaudited)
                                                                             Three months ended                 Six months ended
                                                                                  June 30                            June 30
                                                                            2001             2000             2001             2000
INTEREST INCOME
Interest and fees on loans                                                 $2,923           $3,022           $5,891           $5,949
Interest on investments: taxable                                              493              440            1,057              864
Interest on investments: nontaxable                                           327              269              644              535
Interest on Federal funds sold                                                 81               97              167              148
                                                                           ------           ------           ------           ------
     TOTAL INTEREST INCOME                                                  3,824            3,828            7,759            7,496
INTEREST EXPENSE
   Demand deposits                                                            497              601            1,132            1,128
   Savings deposits                                                           212              269              452              542
   Time deposits                                                              745              689            1,510            1,359
   Interest on Federal funds purchased                                                         --                                  1
                                                                                            ------                            ------
      TOTAL INTEREST EXPENSE                                                1,454            1,559            3,094            3,030
                                                                           ------           ------           ------           ------
NET INTEREST INCOME                                                         2,370            2,269            4,665            4,466
Provision for possible loan losses                                             60               60              120              120
                                                                           ------           ------           ------           ------
NET INTEREST INCOME AFTER PROVISION
   FOR POSSIBLE LOAN LOSSES                                                 2,310            2,209            4,545            4,346
OTHER INCOME
Service fees on loan and deposit accounts                                     295              277              575              541
Other                                                                         341              289              634              593
                                                                           ------           ------           ------           ------
     TOTAL OTHER INCOME                                                       636              566            1,209            1,134
OTHER EXPENSES
Salaries and employee benefits                                              1,096            1,036            2,160            2,075
Net occupancy expense                                                         246              231              498              472
Other                                                                         479              456              897              849
                                                                           ------           ------           ------           ------
    TOTAL OTHER EXPENSE
                                                                            1,821            1,723            3,555            3,396
INCOME BEFORE PROVISION FOR FEDERAL
  INCOME TAX
                                                                            1,125            1,052            2,199            2,084
Provision for Federal income tax                                              273              268              534              526
                                                                           ------           ------           ------           ------
NET INCOME                                                                    852              784            1,665            1,558
                                                                           ======           ======           ======           ======

EARNINGS PER SHARE
Net income                                                                 $ 0.72           $ 0.66           $ 1.40           $ 1.31
Cash dividend declared                                                     $ 0.20           $ 0.16           $ 2.90           $ 0.36

STATEMENT OF CASH FLOWS
(in thousands)

                                                                                                             (Unaudited)
                                                                                                             Six months
                                                                                                                ended
                                                                                                               June 30
                                                                                                     2001                    2000
Cash flows from operating activities
Net income                                                                                         $  1,665                $  1,558
Adjustments to reconcile net income to net cash
  provided from operating activities
Depreciation and amortization                                                                           259                     234
Provision for loan losses                                                                               120                     120
Net amortization and accretion of securities                                                             52                      95
Deferred income taxes                                                                                  --                      --
Net gain on sale of investment securities                                                              --                      --
(Gain) loss on other real estate owned                                                                   (4)                     (2)
Net change in accrued interest receivable                                                                14                    (182)
Net change in accrued interest payable and other                                                       (159)                     52
                                                                                                   --------                --------

Net cash provided by operating activities                                                             1,947                   1,875

Cash flows form investing activities
Proceeds from calls of investment securities: AFS                                                     7,364                     961
Proceeds from maturities of investment securities: AFS                                                1,995                   3,204
Proceeds from calls of investment securities: HTM                                                     1,899                    --
Proceeds from maturities of investment securities: HTM                                                  124                   1,375
Purchase of investment securities: AFS                                                               (5,807)                 (5,475)
Purchase of investment securities: HTM                                                               (1,537)                 (2,261)
Net (increase) decrease in loans                                                                     (1,781)                 (5,251)
Proceeds from the sale of other real estate                                                              28                      32
Premises and equipment expenditures                                                                    (524)                    (75)
                                                                                                   --------                --------

Net cash provided from (used in) investing activities                                                 1,761                  (7,490)

Cash flows from financing activities
Net increase (decrease) in interest bearing and
  non-interest bearing demand accounts                                                               (4,224)                  4,226
Net increase (decrease) in savings and time deposits                                                  3,131                    (568)
Cash dividends paid                                                                                  (3,441)                   (427)

Net cash provided from (used in) financing activities                                                (4,534)                  3,231

Net increase (decrease) in cash and equivalents                                                        (826)                 (2,384)
Cash and equivalents at beginning of year                                                            22,357                  17,783
                                                                                                   --------                --------

Cash and equivalents at end of period                                                              $ 21,531                $ 15,399
                                                                                                   ========                ========

Cash paid for:
Interest                                                                                           $  3,141                $  3,025
Income taxes                                                                                       $    588                $    523

NOTE 1. INVESTMENTS
(in thousands)

The carrying amount and approximate market value of securities held to maturity were as follows

                                                                                                   June 30, 2001
                                                                                 Amortized       Gross        Gross        Estimated
                                                                                    Cost       Unrealized   Unrealized       Market
                                                                                                 Gains        Losses          Value
U.S. Government securities and obligations of
  U.S. Government corporations and political subdivisions                          $  --          $--         $  --          $  --

Obligations of states and political subdivisions                                    22,591         623             75         23,139
Mortgage-backed securities                                                           4,636          79           --            4,715
                                                                                   -------        ----        -------        -------
  Total                                                                            $27,227        $702        $    75        $27,854
                                                                                   =======        ====        =======        =======

The carrying amount and approximate market value of securities held to maturity were as follows

                                                                                                 December 30, 2001
                                                                                  Amortized       Gross        Gross       Estimated
                                                                                    Cost       Unrealized    Unrealized      Market
                                                                                                  Gains        Losses         Value
U.S. Government securities and obligations of
  U.S. Government corporations and political subdivisions                          $ 1,000         $--          $  4         $   996

Obligations of states and political subdivisions                                    21,568          421           99          21,890
Mortgage-backed securities                                                           5,180           37           70           5,147
                                                                                   -------         ----         ----         -------
  Total                                                                            $27,748         $458         $173         $28,033
                                                                                   =======         ====         ====         =======

The carrying amount and approximate market value of securities available for sale were as follows

                                                                                                   June 30, 2001
                                                                                 Amortized       Gross        Gross        Estimated
                                                                                    Cost       Unrealized   Unrealized       Market
                                                                                                 Gains        Losses          Value
U.S. Government securities and obligations of
  U.S. Government corporations and political subdivisions                         $11,742         $   78         $ 6         $11,814
Obligations of states and political subdivisions                                    4,630            175           5           4,800
Corporate securities                                                                1,005          2,078          --           3,083

Mortgage-backed securities                                                         10,341             85           9          10,417
                                                                                  -------         ------         ---         -------
  Total                                                                           $27,718         $2,416         $20         $30,114
                                                                                  =======         ======         ===         =======

The carrying amount and approximate market value of securities available for sale were as follows

                                                                                                 December 30, 2001
                                                                                  Amortized       Gross        Gross       Estimated
                                                                                    Cost       Unrealized    Unrealized      Market
                                                                                                  Gains        Losses         Value
U.S. Government securities and obligations of
  U.S. Government corporations and political subdivisions                          $17,915       $   43         $169        $17,789
Obligations of states and political subdivisions                                     3,564          128          --           3,692

Corporate securities                                                                     5        1,391          --           1,396
Mortgage-backed securities                                                           9,803           18           35          9,786
                                                                                   -------       ------         ----        -------
  Total                                                                            $31,287       $1,580         $204        $32,663
                                                                                   =======       ======         ====        =======


NOTE 2. LOANS

(in thousands)                                        3/31/01           12/31/00
Commercial                                           $ 73,259           $ 65,267
Real estate mortgage                                   28,495             28,184
Installment                                            23,521             27,561
Construction                                           13,443             15,963
                                                     --------           --------
                                                     $138,718           $136,975
                                                     ========           ========

Transactions in the reserve for possible loan losses were as follows for the six months ended June 30:

                                                                     2001         2000
Beginning balance at beginning of period                            $1,951       $1,913
Provision charged to earnings                                          120          120
Loans charged off                                                       38           50
Recoveries                                                              51           43
                                                                    ------       ------
Balance at end of the period                                        $2,084       $2,026
                                                                    ======       ======

Reserve as a percent of total loans                                   1.50%        1.48%

Loans outstanding to executive officers, directors, principal       $2,586       $2,795
shareholders and their related companies.  In the opinion of management, such loans were made on the same terms and
conditions as those to other borrowers and did not involve
more that the normal risk of collectability

ITEM 2. MANAGEMENTS' DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

Financial Condition

Loan demand continued to moderate during the second quarter of 2001. Net loans increased $383,000 during the quarter resulting in net loan increases of $1,781,000 for the first six months. New loan activity barely offset the repayment of existing credits. Mortgage loan activity increased as a result of declining interest rates, but most of the eligible loans are be sold to the secondary market. The demand for traditional consumer loans remained soft. Home equity lines of credit increased as a result of low rates offered as part of a promotion the Corporation is running during the first half of 2001.

Time and savings deposits increased during the first six months of the year. Customers began to lengthen their maturity in the face of declining rates. The Choice product, which offers a short term market rate with check writing privileges remained strong, but balances did not grow as fast as they have in previous quarters.

Increases in deposit accounts and maturities in the investment portfolio met demands for new loans. Activity in the investment portfolio increased as loan demand moderated. The Corporation purchased callable bonds issued by government sponsored agencies and has seen most of these called at the earliest opportunities. The Corporation continues to seek investment opportunities to supplement income but remain liquid enough to meet loan demand.

Capital Resources

The Corporation paid a quarterly dividend of $.20 per share during the first and second quarters. In addition, the Corporation's Board of Directors declared and paid a one-time dividend of $2.50 per share during the first quarter. The Corporation's capital has grown over the past few years. Strong capital ratios in excess of regulatory requirements enabled the Board of Directors to take this action. The Corporation's tier one risk-based capital ratio was 17.15 on June 30 after payment of the dividend. Financial institutions are considered to be adequately capitalized if this ratio exceed 4.0% and well capitalized if the ratio exceeds 6.0%. The primary use of the Corporation's capital is to support growth. The Corporation is remodeling and modernizing its main office facilities to support operations for the future.



Results of Operations

Declining interest rates put pressure on the Corporation's interest margin. The Corporation's asset and liability repricing opportunities are closely matched over the short term. Deposits reprice in advance and in anticipation of Federal Reserve Board action that changes the prime rate and consequently reduces loan yields. In the declining rate environment during the second quarter interest spreads increased slightly and the Corporation's net interest margin increased from 4.45% in the first quarter to 4.58% in the second quarter. Management anticipates that the Federal Reserve Bank will make fewer changes to interest rates in the next few quarters and pressure in the interest margin will increase as more assets reprice at a lower return. Other income and other expense categories performed at the similar levels to the previous years. The Corporations return on average assets increased from 1.46% during the first quarter to 1.53% during the second quarter. The year to date return on average assets was 1.50% through the first six months.

Liquidity

There were not significant changes to the Corporation's liquidity risk during the quarter. Liquidity is required to meet loan demand and pay dividends to shareholders. The Corporation maintains sufficient liquidity in Federal Funds Sold to meet normal liquidity demands. The Corporation maintains an available for sale portfolio of U.S. Government bonds and U.S. Government Sponsored Agency bonds as additional insurance against liquidity risk.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation reported market risk detail in its 10-K filing for the year ended December 31, 2000. There have been no events that significantly alter those risk disclosures.

PART II.

ITEM 1.  LEGAL PROCEEDINGS

The Corporation from time to time is involved in legal proceedings arising in the ordinary course of business, which in aggregate involve amounts that are believed by management to be immaterial to the financial condition of the Corporation. The Corporation in not currently involved in legal proceedings that are of a material nature.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Corporations annual meeting on April 20, 2001, Class I Directors were elected by the shareholders. Class I Directors consist of Curt Carter (962,650 shares for, 4,776 shares withheld), Ernest W. Lefever, DPM (966,446 shares for, 980 shares withheld) and Charles E. Schiedegger (967,426 shares for). A quorum of 967,426 shares voted. Class I Directors' term expires in 2004. Class II Directors' terms continue until 2002. Class II Directors consist of David H. Bush, OD, Patrick A. Cronin and James F. Harrington. Class III Directors' terms expire 2003. Class III Directors consist of Michael H. Blazo, Thomas K. Butterfield, and Timothy Oesch.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     A)   Not applicable

     B) A form 8-K was filed on June 5, 2001 in response to regulation FD containing the President's letter to Shareholders.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


August 10, 2001

                                          COUNTY BANK CORP

                                          JOSEPH H. BLACK
                                          ----------------
                                          Joseph H. Black
                                          Treasurer