Form 10-Q
period 2001-09-30
COUNTY BANK CORP
filed 2001-11-14
CIK 830480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


      X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     ---                      EXCHANGE ACT OF 1934
                    For the Quarter ended September 30, 2001
                         Commission file number: 0-17482

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---                        EXCHANGE ACT OF 1934
                  For the transition period from ____ to _____



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

There are 1,186,472 shares of common stock outstanding as of September 30, 2001.

                                COUNTY BANK CORP

                                    FORM 10-Q

                    For the Quarter ended September 30, 2001


PART I: FINANCIAL INFORMATION                                                            Page
     Item 1. Financial Statements

         Balance Sheets-
         At September 30, 2001 and December 31, 2000                                       4

         Statements of Income-
         For the three months and nine months ended September 30, 2001 and 2000            5

         Statement of Cash Flows
         For the nine months ended September 30, 2001 and 2000                             6

         Notes to Financial Statements                                                     7

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and the Results of Operations                                   8

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                   9


PART II: OTHER INFORMATION

     Item 1.  Legal Proceedings                                                            9

     Item 6.  Exhibits and Reports of Form 8-K                                             9

All items except those set forth above are inapplicable and have been omitted.

SIGNATURES                                                                                10



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

CONSOLIDATED FINANCIAL STATEMENTS
BALANCE SHEETS (in thousands)

                                                                                   (Unaudited)
                                                                                   September 30           December 31
                                                                                      2001                    2000
ASSETS
Cash and due from banks                                                              $ 13,167               $ 12,407
Investment securities held to maturity                                                 26,711                 27,748
Investment securities available for sale                                               34,939                 32,663
Other securities                                                                          541                    541
                                                                                     --------               --------
   Total investment securities                                                         62,191                 60,952
Federal funds sold                                                                      8,300                  9,950
Loans
                                                                                      138,268                136,975
   Less: Reserve for possible loan losses                                               2,160                  1,951
                                                                                     --------               --------
      Net loans                                                                       136,108                135,024
Bank premises and equipment                                                             4,318                  3,897
Interest receivable and other assets                                                    3,317                  3,028
                                                                                     --------               --------
   TOTAL ASSETS                                                                      $227,401                225,258
                                                                                     ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Noninterest-bearing demand                                                        $ 35,415               $ 36,184
   Interest bearing demand                                                             65,855                 69,437
   Savings                                                                             39,548                 38,186
   Time                                                                                57,761                 52,997
                                                                                     --------               --------
      Total deposits                                                                  198,579                196,804
Interest payable and other liabilites                                                   2,484                  1,890
                                                                                     --------               --------
   TOTAL LIABILITIES                                                                  201,063                198,694

STOCKHOLDERS' EQUITY
Common Stock-$5.00 par value, 3,000,000 shares
  authorized and 1,186,472 shares outstanding                                           5,932                  5,932
Surplus                                                                                 8,634                  8,634
Undivied profits                                                                        9,928                 11,090
Unrealized gains and losses on secutities available                                     1,844                    908
                                                                                     --------               --------
for sale

     TOTAL STOCKHOLDERS' EQUITY                                                        26,338                 26,564
                                                                                     --------               --------
     TOTAL LIABILITES AND STOCKHODERS' EQUITY                                        $227,401               $225,258
                                                                                     ========               ========



CONSOLIDATED INCOME STATEMENTS                                               (Unaudited)                (Unaudited)
   (in thousands)                                                         Three months ended          Nine months ended
                                                                             September 30               September 30
                                                                         2001          2000         2001          2000
INTEREST INCOME
Interest and fees on loans                                               $ 2,844      $ 3,072      $ 8,735       $ 9,021
Interest on investments: taxable                                             439          506        1,496         1,370
Interest on investments: nontaxable                                          335          283          979           818
Interest on Federal funds sold                                               104          105          271           253
                                                                         -------      -------      -------       -------
     TOTAL INTEREST INCOME                                                 3,722        3,966       11,481        11,462
INTEREST EXPENSE
   Demand deposits                                                           451          658        1,583         1,786
   Savings deposits                                                          211          268          663           810
   Time deposits                                                             715          730        2,225         2,089
   Interest on Federal funds purchased                                        -            -            -              1
                                                                         -------      -------      -------       -------
      TOTAL INTEREST EXPENSE                                               1,377        1,656        4,471         4,686
                                                                         -------      -------      -------       -------
NET INTEREST INCOME                                                        2,345        2,310        7,010         6,776
Provision for possible loan losses                                            60           60          180           180
                                                                         -------      -------      -------       -------
NET INTEREST INCOME AFTER PROVISION
   FOR POSSIBLE LOAN LOSSES                                                2,285        2,250        6,830         6,596
OTHER INCOME
Service fees on loan and deposit accounts                                    296          286          871           827
Other                                                                        349          309          983           902
                                                                         -------      -------      -------       -------
     TOTAL OTHER INCOME                                                      645          595        1,854         1,729
OTHER EXPENSES
Salaries and employee benefits                                             1,076        1,020        3,236         3,095
Net occupancy expense                                                        249          242          747           714
Other                                                                        476          424        1,373         1,273
                                                                         -------      -------      -------       -------
    TOTAL OTHER EXPENSE                                                    1,801        1,686        5,356         5,082
INCOME BEFORE PROVISION FOR FEDERAL
  INCOME TAX                                                               1,129        1,159        3,328         3,243
Provision for Ferderal income tax                                            280          298          814           824
                                                                         -------      -------      -------       -------
NET INCOME                                                                   849          861        2,514         2,419
                                                                         =======      =======      =======       =======

EARNINGS PER SHARE
Net income                                                               $  0.72      $  0.73      $  2.12       $  2.04
Cash dividend declared                                                   $  0.20      $  0.18      $  3.10       $  0.54







STATEMENT OF CASH FLOWS                                                        (Unaudited)
(in thousands)                                                              Nine months ended
                                                                              September 30
                                                                           2001          2000
Cash flows from operating activities
Net income                                                              $  2,514       $ 2,419
Adjustments to reconcile net income to net cash
  provided from operating activities
Depreciation and amortization                                                363           351
Provision for loan losses                                                    180           180
Net amortization and accretion of securities                                  65         (161)
Deferred income taxes                                                         -             -
Net gain on sale of investment securities                                     -             -
(Gain) loss on other real estate owned                                        (4)           (2)
Net change in accrued interest receivable                                   (313)         (480)
Net change in accrued interest payable and other                             111           308
                                                                        --------       -------

Net cash provided by operating activities                                  2,916         2,615

Cash flows form investing activities
Proceeds from calls of investment securities: AFS                         12,068           961
Proceeds from maturities of investment securities: AFS                     2,998         4,576
Proceeds from calls of investment securities: HTM                          1,946             -
Proceeds from maturities of investment securities: HTM                       817         1,406
Purchase of investment securities: AFS                                   (15,955)       (8,673)
Purchase of investment securities: HTM                                    (1,758)       (2,261)
Net (increase) decrease in loans                                          (1,264)       (2,823)
Proceeds from the sale of other real estate                                   28            32
Premises and equipment expenditures                                         (784)          (80)
                                                                        --------       -------

Net cash provided from (used in) investing activities                     (1,904)       (6,862)

Cash flows from financing activities
Net increase (decrease) in interest bearing and
  non-interest bearing demand accounts                                    (4,351)        6,645
Net increase (decrease) in savings and time deposits                       6,126         (874)
Cash dividends paid                                                       (3,677)         (641)
                                                                        --------       -------
Net cash provided from (used in) financing activities                     (1,902)        5,130
                                                                        --------       -------
Net increase (decrease) in cash and equivalents                             (890)          883
Cash and equivalents at beginning of year                                 22,357        17,783
                                                                        --------       -------
Cash and equivalents at end of period                                   $ 21,467       $18,666
                                                                        ========       =======

Cash paid for:
Interest                                                                $  4,508       $ 4,648
Income taxes                                                            $    823       $   798


NOTE 1. INVESTMENTS
(in thousands)

The carrying amount and approximate market value of securities held to maturity were as follows


                                                                                 September 30, 2001
                                                                 Amortized      Gross         Gross         Estimated
                                                                   Cost       Unrealized    Unrealized       Market
                                                                                Gains         Losses         Value
U.S. Government securities and obligations of
  U.S. Government corporations and political subdivisions        $             $              $             $

Obligations of states and political subdivisions                   22,479          941           23           23,397
Mortgage-backed securities                                          4,232           85           -             4,317
                                                                 --------      -------        -----         --------
  Total                                                          $ 26,711      $ 1,026        $  23         $ 27,714
                                                                 ========      =======        =====         ========



The carrying amount and approximate market value of securities held to maturity were as follows



                                                                                December 31, 2000
                                                                 Amortized      Gross         Gross         Estimated
                                                                   Cost       Unrealized    Unrealized       Market
                                                                                Gains         Losses         Value
U.S. Government securities and obligations of
  U.S. Government corporations and political subdivisions        $  1,000      $     -        $   4         $    996
Obligations of states and political subdivisions                   21,568          421           99           21,890
Mortgage-backed securities                                          5,180           37           70            5,147
                                                                 --------      -------        -----         --------
  Total                                                          $ 27,748      $   458        $ 173         $ 28,033
                                                                 ========      =======        =====         ========


The carrying amount and approximate market value of securities available for sale were as follows


                                                                                 September 30, 2001
                                                                 Amortized      Gross         Gross         Estimated
                                                                   Cost       Unrealized    Unrealized       Market
                                                                                Gains         Losses         Value
U.S. Government securities and obligations of
  U.S. Government corporations and political subdivisions        $ 13,260      $   161        $   -         $ 13,421
Obligations of states and political subdivisions                    5,179          275            -            5,454
Corporate securities                                                1,005        2,246            -            3,251
Mortgage-backed securities                                         12,703          113            3           12,813
                                                                 --------      -------        -----         --------
  Total                                                          $ 32,147      $ 2,795        $   3         $ 34,939
                                                                 ========      =======        =====         ========

The carrying amount and approximate market value of securities available for sale were as follows


                                                                                   December 31, 2000
                                                                 Amortized      Gross         Gross         Estimated
                                                                   Cost      Unrealized    Unrealized       Market
                                                                                Gains         Losses         Value

U.S. Government securities and obligations of
  U.S. Government corporations and political subdivisions        $ 17,915      $    43        $ 169         $ 17,789
Obligations of states and political subdivisions                    3,564          128            -            3,692
Corporate securities                                                    5        1,391            -            1,396
Mortgage-backed securities                                          9,803           18           35            9,786
                                                                 --------      -------        -----         --------
  Total                                                          $ 31,287      $ 1,580        $ 204         $ 32,663
                                                                 ========      =======        =====         ========


NOTE 2. LOANS
(in thousands)                                                          9/30/01     12/31/00
Commercial                                                            $   68,104     $  65,267
Real estate mortgage                                                      27,942        28,184
Installment                                                               27,620        27,561
Construction                                                              14,602        15,963
                                                                      ----------     ---------
                                                                      $  138,268     $ 136,975
                                                                      ==========     =========

Transactions in the reserve for possible loan losses were as follows for the nine months ended September 30:

                                                                         2001          2000
Beginning balance at beginning of period                              $    1,951     $  1,913
Provision charged to earnings                                                180          120
Loans charged off                                                             64           50
Recoveries                                                                    93           43
                                                                      ----------     --------
Balance at end of the period                                          $    2,160     $  2,026
                                                                      ==========     ========

Reserve as a percent of total loans                                        1.56%        1.48%

Loans outstanding to executive officers, directors, principal         $    3,221     $  2,795
Shareholders and their related companies.  In the opinion of
Management, such loans were made on the same terms and
Conditions as those to other borrowers and did not involve
more that the normal risk of collectability



ITEM 2.  MANAGEMENTS' DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS.

Financial Condition

Loan demand continued to moderate during the third quarter of 2001. Net loans increased during the quarter resulting in net loan increases of $1,084,000 for the first nine months. New loan activity strengthened in the commercial loan categories. This offset the repayment of existing credits in installment and construction loans. Mortgage loan activity increased as a result of declining interest rates, but most of the eligible loans are sold in the secondary market. The demand for traditional consumer loans remained soft. Home equity lines of credit increased as a result of low rates offered as part of a promotion the Corporation is running during 2001.

Time and savings deposits increased during the first nine months of the year. Customers began to lengthen their maturity in the face of declining rates. The Choice product, which offers a short term market rate with check writing privileges remained strong, but balances did not grow as fast as they have in previous quarters. Consequently, balances in interest bearing and non-interest bearing demand accounts declined during the first three quarters.

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

Capital Resources

The Corporation paid a quarterly dividend of $.20 per share during the first, second and third quarters. In addition, the Corporation's Board of Directors declared and paid a one-time dividend of $2.50 per share during the first quarter. The Corporation's capital grew over the past few years. Strong capital ratios in excess of regulatory requirements enabled the Board of Directors to take this action. The Corporation's tier one risk-based capital ratio was 17.5 on September 30, 2001 after payment of the dividends. Financial institutions are considered to be adequately capitalized if this ratio exceed 4.0% and well capitalized if the ratio exceeds 6.0%. The primary use of the Corporation's capital is to support growth. The Corporation is remodeling and modernizing its main office facilities to support operations for the future.



Results of Operations

Declining interest rates put pressure on the Corporation's interest margin. The Corporation's asset and liability repricing opportunities are closely matched over the short term. Deposits reprice in advance and in anticipation of Federal Reserve Board action that changes the prime rate and consequently reduces loan yields. In the declining rate environment during the second quarter interest spreads increased slightly and the Corporation's net interest margin changed from 4.45% in the first quarter to 4.58% in the second quarter and 4.48% in the third quarter. Management anticipates that the Federal Reserve Bank will make fewer changes to interest rates in the next few quarters and pressure in the interest margin will increase as more assets reprice at a lower return. Other income and other expense categories performed at the similar levels to the previous years. The Corporations return on average assets moved from 1.46% during the first quarter to 1.53% during the second quarter and to 1.51 in the third quarter. The year to date return on average assets was 1.50% through the first nine months.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation reported market risk detail in its 10-K filing for the year ended December 31, 2000. There have been no events or changes to the Corporations' assets and liabilities that significantly alter those risk disclosures.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         A)   Not applicable

         B) A form 8-K was filed on September 11, 2001 in response to regulation FD containing a press release relative to the payment of the third quarter dividend, and on September 28, 2001 containing the President's letter to Shareholders.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


November 12, 2001

                                              COUNTY BANK CORP

                                              JOSEPH H. BLACK
                                              ----------------
                                              Joseph H. Black
                                              Treasurer