Form 10-K
period 2001-12-31
COUNTY BANK CORP
filed 2002-04-01
CIK 830480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   X ANNUAL REPORT PURSUANT TO SECTION 10 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                   For the fiscal year ended December 31, 2001
                         Commission files number 0-17482

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

Yes X No ___


The aggregate market value of the voting shares of stock held by nonaffiliates of the registrant was $44,323,803.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

There are 1,186,472 shares of common stock ($5.00 par value) outstanding as of December 31, 2001.

The following documents are incorporated into the 10-K by reference:

The Annual Report to Shareholders, December 31, 2001, Part I, Part II.

Proxy statement dated March 29, 2002, Part III.

Form 10-K

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

The Bank was chartered in 1902, is headquartered in Lapeer, MI, and serves all of Lapeer County (the County) and portions of surrounding counties. Lapeer has an approximate population of 9,100 people while the County has in excess of 90,000 people. Lapeer is located 60 miles north of metropolitan Detroit, the largest city in Michigan, 30 miles north of Pontiac, MI, and 20 miles east of Flint, MI.

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

The Corporation grew moderately during 2001. Total assets grew to $232,195,000 on December 31, 2001, while total deposits grew to $203,851,000. Total assets grew 3.08% while total deposits grew 3.58%. These numbers were lower than previous years, but the economic environment impacted banking activity throughout 2001. Deposits and loans did not grow as in previous years as rates were reduced eleven times by the Federal Reserve Board. The Corporation expects moderate growth through 2002, although indications are that economic activity is increasing. The Corporation expects that rates will rise modestly throughout the year in response.

The Corporation offers commercial banking services through the Bank at the main office and the six branches throughout the County. The customer base extends to all sections of the County and includes all segments of the population, including individuals, retail businesses, farming operations, and industrial plants. This locally owned full service Bank offers commercial and personal checking, savings and time deposit services; the Bank offers commercial and industrial loans, real estate mortgages and consumer loans. The trust department, with full trust powers, is in its third decade of providing customers with employee benefit plans, estate planning services, and complete trust services.

The Corporation faces substantial competition for financial services. Our chief competitor is National City Bank of Michigan/Illinois. National City operates branches throughout the County. Independent Bank Corp. of Ionia, MI operates three branch locations in the Bank's market area and a loan production office in a Lapeer shopping center. Bank One operates an office north of the city limits of Lapeer. Tri-County Bank has offices in Imlay City and Almont. CSB Bank of Capac has an office in Imlay City and Almont. Oxford Bank operates a branch in Dryden. There are two offices of Citizen's Federal Savings and Loan in the County. Two credit unions, Lapeer County School Employees Credit Union and The Lapeer County Community Credit Union, which operates offices in Lapeer and Imlay City, serve the County. There are two securities brokers, First of Michigan Division of Fahnestock & Co., Inc. and Edward D. Jones & Co. A number of other securities brokers serve the County through Flint offices. Comerica Bank operates a Comerimart branch in a local grocery store. The local telephone book lists fifteen financial planners and twenty mortgage brokers.

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

The number of full time equivalent employees totaled 119 and 120 on December 31, 2001 and 2000, respectively.

Guide 3.  Statistical disclosures:

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest (000's)


Table I.

                                                   Average Assets (000's)         Income (000's)              Yield (%)
                                                   2001      2000     1999     2001    2000     1999      2001    2000   1999
Assets
Securities:
US Gov't & agencies                              $ 30,394  $ 28,247 $ 29,819  $1,864  $1,854   $1,788     6.1%    6.6%    6.0%
State and political subdivisions*                  27,305    22,826   20,672   2,030   1,708    1,598     7.4%    7.5%    7.7%
Other securities                                    3,036     1,346    1,605      82      53       49     2.7%    3.9%    3.1%
                                                 --------  -------- --------  ------  ------   ------    ----     ---     ---
Total investment securities                        60,735    52,419   52,096   3,976   3,615    3,435     6.6%    6.9%    6.6%

Federal funds sold                                  8,326     6,748    8,512     312     430      419     3.8%    6.4%    4.9%
Loans:
Commercial loans*                                  83,129    79,365   65,578   6,842   7,280    5,668     8.2%    9.2%    8.6%
Real estate mortgages                              28,255    30,003   32,994   2,294   2,361    2,435     8.1%    7.9%    7.4%
Consumer loans                                     27,716    28,345   28,843   2,369   2,550    2,703     8.6%    9.0%    9.4%
                                                 --------  -------- --------  ------  ------   ------    ----     ---     ---
Total loans                                       139,100   137,713  127,415  11,505  12,191   10,806     8.3%    8.9%    8.5%
                                                 --------  -------- --------  ------  ------   ------    ----     ---     ---

Total average earning assets                     $208,161  $196,880 $187,645  15,793  16,236   14,660     7.6%    8.2%    7.8%
                                                 ========  ======== ========  ======  ======   ======    ====     ===     ===
Total average assets                             $225,248  $212,993 $202,995
                                                 ========  ======== ========
Interest bearing liabilities:
Deposits:
NOW account deposits                               67,946    60,283   50,200   1,853   2,541    1,642     2.7%    4.2%    3.3%
Savings deposits                                   38,335    39,847   42,891     842   1,069    1,150     2.2%    2.7%    2.7%
Time deposits over $100,000                        10,970     8,703    8,515     563     510      439     5.1%    5.9%    5.2%
Other time deposits                                45,434    43,200   42,330   2,325   2,339    2,142     5.1%    5.4%    5.1%
                                                 --------  -------- --------  ------  ------   ------    ----     ---     ---
Total deposits                                    162,685   152,033  143,936   5,583   6,459    5,373     3.4%    4.2%    3.7%

Federal funds purchased                                 0        12        0       0       1        0     0.0%    0.0%    0.0%
Long-term debt                                          0         0        0       0       0        0     0.0%    0.0%    0.0%
                                                 --------  -------- --------  ------  ------   ------    ----     ---     ---
Total interest bearing liabilities                162,685   152,045  143,936   5,583   6,460    5,373     3.4%    4.2%    3.7%
                                                                              ------  ------   ------    ----     ---     ---
Demand deposits                                    34,347    34,429   34,014
Other liabilities                                   2,347     1,585    1,805
Stockholders' equity                               25,869    24,934   23,240
                                                 --------  -------- --------
Total liabilities and stockholders' equity       $225,248  $212,993 $202,995
                                                 ========  ======== ========

Interest expense as a % of average earning assets                                                         2.7%    3.3%    3.3%
                                                                                                         ----     ---     ---
Net interest margin/net interest yield as a %
  of average earning assets                                                  $10,210 $ 9,776   $9,287     4.9%    5.0%    4.9%
                                                                             ======= =======   ======    ====     ===     ===

Net interest yield as a % of average assets                                                               4.5%    4.6%    4.6%
                                                                                                         ====     ===     ===


* A tax adjustment of $741, $659, and $653 has been added to 2001, 2000 and 1999 income respectively to reflect the impact of a 34% Federal income tax rate in each year. Non accruing loans are reported in their related categories and reduce the related yields.

Table II. The dollar amounts of changes in interest income and interest expense are presented in the accompanying table. The change in volume is calculated by multiplying the change in volume by the old rate. The change in rate is calculated by multiplying the change in rate by the old volume. The change in rate volume is calculated by multiplying the change in rate by the change in volume.

Rate/volume variance analysis                            2001 vs 2000                                2000 vs 1999
                                         Change in  Change in   Change in    Total   Change in   Change in    Change in     Total
                                           Volume      Rate    Rate/volume   Volume    Volume      Rate      Rate/volume   Volume
Assets
Securities:
US Gov't & agencies                          $141     ($122)       ($9)       $10       ($94)      $169        ($9)           $66
State and political subdivisions*             335       (11)        (2)       322        167        (51)        (6)           110
Other securities                               67       (17)       (21)        29         (8)        14         (2)             4
                                             ----     -----        ---        ---       ----       ----        ---          -----
Total investment securities                   543      (150)       (32)       361         65        132        (17)           180

Federal funds sold                            101      (177)       (42)      (118)       (87)       123        (25)            11
Loans:
Commercial loans*                             345      (748)       (35)      (438)     1,192        347         73          1,612
Real estate mortgages                        (138)       75         (4)       (67)      (221)       161        (14)           (74)
Consumer loans                                (57)     (127)         3       (181)       (47)      (108)         2           (153)
                                             ----     -----        ---        ---       ----       ----        ---          -----
Total loans                                   150      (800)       (36)      (686)       924        400         61          1,385
                                             ----     -----        ---        ---       ----       ----        ---          -----

Total average earning assets                  794    (1,127)      (110)      (443)       902        655         19          1,576

Interest bearing liabilities:
NOW account deposits                          323      (897)      (114)      (688)       330        474         95            899
Savings deposits                              (41)     (194)         8       (227)       (82)         1          0            (81)
Time deposits over $100,000                   133       (63)       (17)        53         10         60          1             71
Other time deposits                           121      (128)        (7)       (14)        44        150          3            197
                                             ----     -----        ---        ---       ----       ----        ---          -----
Total deposits                                536    (1,282)      (130)      (876)       302        685         99          1,086
Federal funds purchased                         0         0         (1)        (1)         0          0          1              1
Long-term debt                                  0         0          0          0          0          0          0              0
                                             ----     -----        ---        ---       ----       ----        ---          -----
Total interest bearing liabilities            536    (1,282)      (131)      (877)       302        685        100          1,087
                                             ----     -----        ---        ---       ----       ----        ---          -----

Net Interest Income                          $258     $ 155       $ 21       $434       $600       ($30)      ($81)         $ 489
                                             ====     =====       ====       ====       ====       ====        ===          =====


II.  Investment Portfolio
A. Book values of the investment portfolio (000's)


                                                             2001              2000            1999
U.S. Treasury securities and obligations of
   U.S. government corporations of agencies             $     11,101      $     18,789     $     12,547
Obligations of states and political subdivisions              29,062            25,260           21,600
Other securities                                               3,811             1,937            1,290
Mortgage backed securities                                    19,895            14,966           14,317
                                                        -------------     ------------     ------------
  Total securities                                      $     63,869      $     60,952     $     49,754
                                                        ============      ============     ============

B.  Maturity distribution of the Investment portfolio.

                                                          Book Value              Yield (%)
                                                           (000's)
US Government securities
Maturity distribution:
One year or less                                         $     2,008                 4.59
Over one year through five years                               4,093                 3.78
Over five years through ten years                              5,000                 6.83
Over ten years                                                                          -

State and political subdivisions*

Maturity distribution:

One year or less                                               2,181                 7.43
Over one year through five years                               7,403                 7.58
Over five years through ten years                             13,708                 7.20
Over ten years                                                 5,770                 7.41

Mortgage-backed securities                                    19,895                 5.71

Other securities                                               3,271                 2.09




III.  Loan Portfolio
A.  Types of loans


                               2001       2000       1999      1998        1997


Commercial                  $ 64,029    $ 65,267   $ 64,547   $ 50,658  $  52,072
Real estate mortgage          38,499      28,184     31,502     35,457     39,332
Installment                   24,083      27,561     27,625     28,322     27,141
Construction                  16,442      15,963     10,977      5,738      3,062
                            --------    --------   --------   --------  ---------

  Total loans               $143,053    $136,975   $134,651   $120,175  $ 121,607
                            ========    ========   ========   ========  =========


B. Maturities and Sensitivities of Loans to Changes in Interest Rates as of December 31, 2001 (000's).

Commercial Loans
Fixed rate loans with a maturity of:
Three months or less                             $2,460
Over three months through twelve months           2,946
One year through five years                      30,426
Over five years                                   3,641
                                                -------
Total fixed rate loans                           39,473
Floating rate loans with a repricing
frequency of:
Quarterly or more frequently                     24,556
                                                -------
Total commercial loans                          $64,029
                                                =======

Real estate construction loans
Fixed rate loans with a maturity of:
Three months or less                               $396
Over three months through twelve months           1,578
One year through five years                       4,580
                                                -------
Total fixed rate loans                            6,554
Floating rate loans with a repricing
frequency of:
Quarterly or more frequently                      9,888
                                                -------
Total real estate construction loans            $16,442
                                                =======

C.  Risk Elements

1.   Nonaccrual, Past Due, and Restructured Loans (000's)

                                                    12/31/01    12/31/00   12/31/99    12/31/98    12/31/97
Loans 90 days past due and still accruing
Commercial loans                                       $  19       $   5      $  125      $  174     $  111
Real estate loans                                         80           0           0           0        124
Installment loans                                         72          69          21          98         31
                                                    --------   ---------  ----------  ----------  ---------
   Total loans 90 days past due                          171          74         146         272        266
                                                    ========   =========  ==========  ==========  =========

Non accruing loans
Commercial loans                                         577       1,177         802         910        642
Real estate loans                                         85         163          87          45        170
Installment loans                                        108         225         128         197         82
                                                    --------   ---------  ----------  ----------  ---------
   Total non accruing loans                           $  770     $ 1,565     $ 1,017     $ 1,152     $  894
                                                    ========   =========  ==========  ==========  =========

There were no restructured loans

For the year ended 2001, if the loans reported as nonaccrual had earned at the contracted interest rate, $51,000 of interest income would have been recorded. No interest income was recorded on these loans in 2001.

The Corporation places loans on a nonaccruing status when management feels that a significant risk of non-repayment exists. Criteria for evaluating risk include the borrowers' payment histories, past due status, and financial condition. Loans on which the required payment of principal or interest has not been received within 90 days of the due date are placed on nonaccrual status.

1.  Potential Problem Loans

As of December 31, 2001, management identified three potential problem loans in the commercial loan portfolio. The three loans totaled $348,000. Management allocated $99,000 of the allowance for loan losses for these credits.

2.  Foreign Outstandings

Not applicable

3.  Loan concentrations

As of December 31, 2001, there were no loan concentrations other than those categories already reported that exceed 10% of total loans.

D.  Other Interest Bearing Assets

As of December 31, 2001, there was no other interest bearing asset that would have been classified 90 days past due and still accruing if it were a loan.

IV.  Summary of Loan Loss Experience

A.   Analysis of Allowance for Loan Losses (000's)


                                                  2001       2000       1999       1998       1997

Balance at beginning of the period              $ 1,951    $ 1,913    $ 1,881    $ 1,957    $ 1,805
Charge offs:
Commercial                                           28        172        240        157          -
Real estate                                           -          -          -          -          -
Installment                                          77         91        137         69         59
Construction                                          -          -          -          -          -
                                                -------     ------     ------    -------     ------
   Total charge offs                                105        263        377        226         59

Recoveries:
Commercial                                           87         42         68         10         63
Real estate                                           -          -          -          -          -
Installment                                          11         19         21         20         28
Construction                                          -          -          -          -          -
                                                -------     ------     ------    -------     ------
   Total recoveries                                  98         61         89         30         91
                                                -------     ------     ------    -------     ------
Net charge offs                                       7        202        288        196        (32)
Provision charged to earnings                       195        240        320        120        120
                                                -------     ------     ------    -------     ------
Balance at the end of the period                $ 2,139    $ 1,951    $ 1,913    $ 1,881    $ 1,957
                                                =======    =======    =======    =======    =======

Ratio of net charge offs during the period to      0.01%      0.16%      0.23%      0.16%    -0.03%
average loans during the period


Net charged off loans totaled $7,000 for 2001. Two commercial loans from a number of years previously were recovered, one as a result of final settlements of legal action and the other as a result of the economic recovery of the borrower. Consumer loans continued to experience losses as collateral values deteriorate faster than estimates. Recoveries of consumer loans continue to develop as a result of bankruptcy and judgement proceedings.

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

Net charged off loans totaled $288,000 for 1999. Charged off loans as a result of consumer loan activity increased. Most losses resulted from deficiency balances from repossessed collateral. One commercial loan resulted in a loss of $150,000. The Bank expects to recover some of this loss. The Bank allocated $320,000 to the reserve for loan losses to replenish the reserve and maintain the ratio of the reserve for loan losses to total loans in the face of strong loan growth.

Net charged off loans totaled $196,000 in 1998. One borrower accounted for $150,000 of the total charged off loans. Management allocated $120,000 from earnings to maintain a strong reserve for loan losses to total loans ratio of 1.57%

B.  Allocation of the Allowance for Loan Losses (000's)


                                                Real estate
Balances:                            Commercial   Mortgage   Installment  Construction  Unallocated   Total
December 31, 2001                      $   872     $    15     $   289      $   95     $    868     $   2,139
   % of loans in category                 44.8%       26.9%       16.8%       11.5%                     100.0%
December 31, 2000                      $   653     $    30     $   159      $   124    $    985     $   1,951
   % of loans in category                 47.6%       20.6%       20.1%       11.7%                     100.0%
December 31, 1999                      $   492     $    5      $   135      $    -     $  1,281     $   1,913
   % of loans in category                 47.9%       23.4%       20.5%        8.2%                     100.0%
December 31, 1998                      $   276     $     -     $    73      $    -     $  1,532     $   1,881
   % of loans in category                 42.1%       29.5%       23.6%        4.8%                     100.0%
December 31, 1997                      $   179     $     -     $    48      $    -     $  1,730     $   1,957
   % of loans in category                 43.7%       31.8%       22.0%        2.5%                     100.0%

V.   Deposits

A. Refer to Item I of the Guide 3 statistical disclosures for a presentation of the information required by this item.


B.   Not applicable


C.   Not applicable


D.   Maturities of time certificates of deposits of  $100,000 or more. (000's)

Three months or less                           $   4,807
Over three through six months                      2,113
Over six months through twelve months              2,457
Over twelve months                                 3,159
                                              ----------
                                                $ 12,536
                                              ==========

A.       Not applicable

VI.  Return on Equity and Assets


                                  2001   2000   1999

Return on assets (%)              1.56    1.55    1.61
Return on equity (%)             13.60   13.20   14.10
Dividend payout ratio (%)       123.20   37.24   33.84
Equity to assets ratio (%)       11.40   11.79   11.45

VI.  Short-term Borrowings

Not applicable

ITEM 2.  PROPERTY

The following is a tabulation of facilities owned by the Bank. All property is used in the delivery of services to the customer base. Over the past few years, all properties have been appropriately reviewed and upgraded or remodeled to continue providing quality service to our customers. The main office is in the last stages of remodeling and will be completely renovated by the end of 2002.

                                      App.         Date
                                    Building
Description/location                 Square       Occupied
                                     footage

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. Refer to Page 16 of the accompanying Annual Report to Shareholders

ITEM 6.  SELECTED FINANCIAL DATA

Refer to Page 15 of the accompanying Annual Report to Shareholders, except for:
(000's)


                            2001        2000        1999       1998           1997
Total Assets              $232,195   $  225,258  $  207,397  $   197,486   $ 186,841
Long Term Debt                   -            -           -            -           -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS.

EARNINGS
Major components of the operating result of the Corporation for 2001, 2000 and 1999 are presented in the accompanying table, Summary of Operations. A discussion of these results is presented in greater detail in subsequent pages.

Summary of Operations

                                                   2001     2000       1999      1998      1997
Interest income                                  $15,052   $15,578   $14,027   $13,826   $13,556
Interest expense                                   5,583     6,460     5,373     5,355     5,162
                                                 -------   -------   -------   -------   -------
Net interest income                                9,469     9,118     8,654     8,471     8,394
Provision for possible loan losses                   195       240       320       120       120
                                                 -------   -------   -------   -------   -------
Net interest income after provision for
   possible loan losses                            9,274     8,878     8,334     8,351     8,274
Other income                                       2,482     2,245     2,597     2,283     2,166
Other expense                                      7,091     6,693     6,487     6,175     6,064
                                                 -------   -------   -------   -------   -------
Income before provision for Federal income tax     4,665     4,430     4,444     4,459     4,376
Provision for Federal income tax                   1,150     1,129     1,166     1,239     1,215
                                                 -------   -------   -------   -------   -------
Net income                                       $ 3,515   $ 3,301   $ 3,278   $ 3,220   $ 3,161
                                                 =======   =======   =======   =======   =======
Per share:
Net income                                       $  2.96   $  2.78   $  2.76   $  2.71   $  2.66
                                                 =======   =======   =======   =======   =======
Dividends declared                               $  3.65   $  1.04   $  0.94   $  2.90   $  0.85
                                                 =======   =======   =======   =======   =======


Summary of Operations 2001 by quarter

                                                4th qtr   3rd qtr  2nd qtr  1st qtr

Interest income                                  $3,571   $3,722   $3,824   $3,935
Interest expense                                  1,112    1,377    1,454    1,640
                                                 ------   ------   ------   ------
Net interest income                               2,459    2,345    2,370    2,295
Provision for possible loan losses                   15       60       60       60
                                                 ------   ------   ------   ------
Net interest income after provision for
   possible loan losses                           2,444    2,285    2,310    2,235
Other income                                        628      645      636      573
Other expense                                     1,735    1,801    1,821    1,734
                                                 ------   ------   ------   ------
Income before provision for Federal income tax    1,337    1,129    1,125    1,074
Provision for Federal income tax                    336      280      273      261
                                                 ------   ------   ------   ------
Net income                                       $1,001   $  849   $  852   $  813
                                                 ======   ======   ======   ======
Per share:
Net Income                                       $ 0.84   $ 0.72   $ 0.72   $ 0.68
                                                 ======   ======   ======   ======
Dividends declared                               $ 0.55   $ 0.20   $ 0.20   $ 2.70
                                                 ======   ======   ======   ======

Summary of Operations 2000 by quarter

                                                4th qtr   3rd qtr  2nd qtr  1st qtr
Interest income                                  $4,116   $3,966   $3,828   $3,668
Interest expense                                  1,774    1,656    1,559    1,471
                                                 ------   ------   ------   ------
Net interest income                               2,342    2,310    2,269    2,197
Provision for possible loan losses                   60       60       60       60
                                                 ------   ------   ------   ------
Net interest income after provision for
   possible loan losses                           2,282    2,250    2,209    2,137
Other income                                        516      595      566      568
Other expense                                     1,611    1,686    1,723    1,673
                                                 ------   ------   ------   ------
Income before provision for Federal income tax    1,187    1,159    1,052    1,032
Provision for Federal income tax                    305      298      268      258
                                                 ------   ------   ------   ------
Net income                                       $  882   $  861   $  784   $  774
                                                 ======   ======   ======   ======
Per share:
Net Income                                       $ 0.74   $ 0.73   $ 0.66   $ 0.65
                                                 ======   ======   ======   ======
Dividends declared                               $ 0.50   $ 0.18   $ 0.18   $ 0.18
                                                 ======   ======   ======   ======


Net interest income

Balances increased in time and savings deposits during the year while balances in interest bearing and non-interest bearing demand accounts declined. This was a result of eleven reductions in the Federal funds target by the Federal Reserve Board's Open Market Committee. The reductions, totaling 4.75%, reduced the rate of return available in the Bank's Choice account and other competitive money market deposit accounts. Consequently, customers returned to time deposits to protect yield in the falling market and to ordinary savings accounts to maintain stability. The result was a moderate growth in deposits and a reduction in the Corporation's interest cost. Loan demand remained moderate through the first three quarters of the year, then rebounded strongly in the fourth quarter. Net increases in loans totaled $6,078,000 for the year. The Corporation's loan to deposit ratio increased to 70.2% at year-end 2001 from 69.6% at year-end 2000. This moderate growth in loans allowed the Corporation to increase its investment portfolio slightly above $2,000,000 after accounting for the changes in value of the available for sale portfolio. The net result of the changes enabled the Corporation to maintain its net interest margin as a percent of average assets on a Federal tax equivalent (FTE) basis of 4.54%. The FTE adjustment in derived by dividing the tax-exempt interest by .66 to reflect the Corporation's 34% tax rate


Provision for Possible Loan Losses
Management realizes that loan losses cannot be predicted with absolute certainty. The Corporation adheres to a loan review procedure that identifies loans that may develop into problem credits. The adequacy of the reserve for possible loan losses is evaluated against the listings that result from the review procedure, historical net loan loss experience, current and projected loan volumes, the level and composition of nonaccrual, past due and renegotiated or reduced rate loans, current and anticipated economic conditions and an evaluation of each borrower's credit worthiness. Based on these factors, management determines the amount of the provision for possible loan losses needed to maintain an adequate reserve for possible loan losses. The amount of the provision for possible loan losses is recorded as current expense and may be greater or less than the actual net charged off loans.

Activity related to the reserve for loan losses resulted in net charged off loans of $7,000 in 2001. Net charged off loans recorded in 2000 were $202,000. Provisions for possible loan losses were $195,000 in 2001 and $240,000 for 2000. The ratio of reserve for possible loan losses to gross loans equaled 1.5% and 1.4% in 2001 and 2000, respectively.

Non-interest income

Non-interest income is composed of trust department income, service charges on deposit accounts, fees for providing other services to customers, gains on securities sales and other income. Non-interest income increased 10.6% during 2001. Trust income fell as a result of declining market values in accounts where fees are based on asset values, although the number of trust accounts increased during the year. Service charges on deposit accounts increased 8.01% as a result of growth in deposits and increases in fees. Other income categories increased by 27.8% as a result of increases in mortgage servicing income, the capitalization of mortgage servicing rights, fees resulting from increased ATM and debit card activity and increased sweep management fees. The gain on sale of assets resulted primarily from a gain on the sale of one property in other real estate.

Non-interest expense

Major components of non-interest expense are salaries and employee benefits, occupancy and equipment expenses and other operating expenses. Salaries and employee benefits increased 7.4% as a result of increases in salaries partly due to a compensation study that resulted in adjusting some salaries to market conditions, a one time recovery of vacation expense in 2000 resulting from a change in vacation policy, and normal increases in salaries and benefits. Occupancy and equipment expenses increased 4.6% as a result of ongoing remodeling expenses to the main office. These expenses will continue into 2002; the remodeling projects should conclude during 2002. Other expenses increased 3.3% for the year

FINANCIAL CONDITION

Average assets for the Corporation totaled $225,272,000, $212,993,000 and $202,995,000 in 2001, 2000 and 1999 respectively. The 5.7% growth in average assets follows a 4.9% growth in 2000 and a 7.0% average growth in 1999. Average loans grew 1.0% while average interest bearing deposits grew 7.0%. Average earning assets grew 5.7% compared to total deposit growth of 5.8%.

Liquidity

The anticipated requirements of the Corporation can be met by upstreaming dividends from the subsidiary Bank. Refer to footnote 10 of the accompanying financial statements for a discussion of the restrictions on undivided profits of the subsidiary. The anticipated cash needs of the Corporation are for the payment of annual dividends to current stockholders. Dividends upstreamed to the Corporation were $4,331,000 in 2001 and $1,234,000 in 2000.


The estimated market value of U.S. Government securities and U.S. Agency securities totaled 15.8% of total deposits on December 31, 2001. The percentage for 2000 was 17.1%. The Corporation is able to meet normal demands for liquidity through loan repayments, securities payments and deposit growth. The Bank maintains a liquidity plan for use in the event of unforeseen liquidity problems. The plan incorporates prearranged lines of credit and a plan for the liquidation of certain types of assets if the liquidity problem continued beyond the time that normal cash flows would meet the demand.

CAPITAL

The corporation has 517 stockholders representing 1,186,472 shares of common stock. Refer to page 16 of the Corporation's Annual Report for a discussion of the market for this stock.

The Corporation's return on average equity totaled 13.6% in 2001 and 13.2% in 2000. Effective December 31, 1992, the Corporation is required to maintain capital in excess of 8% of risk-weighted assets as defined by the Federal Reserve Board. The Corporation's capital to risk-weighted asset ratio was 19.1% on December 31, 2001 and was 19.9% on December 31, 2000. Refer to footnote 13 of the accompanying financial statements for a tabular presentation of the Corporation's capital adequacy.

The Corporation paid quarterly cash dividends and paid a special dividend in December 2001. In addition, the Corporation paid a one time cash dividend of $2.50 per share on March 30, 2001. Cash dividends totaled $4,331,000 in 2001 and $1,234,000 in 2000. Dividends per share equaled $3.65 in 2001 and $1.04 in 2000.
The Corporation normally pays dividends at a rate between 30% to 40% of net income. The Corporation expects to pay dividends in that range in the future.

On March 17,1999 the Board of Directors declared a 100 percent stock dividend to holders of common stock on March 28, 1999 payable April 20, 1999. All per share data in this narrative have been restated to reflect the new number of shares. At the April 20, 2000 annual meeting, the stockholders of the Corporation increased the authorized shares of the Corporation to 3,000,000. The Corporation did not issue any shares of stock in 2001, or 2000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Rate sensitivity analysis (000's), December 31, 2001


Repricing period in days                          0-30      31-90      91-180    181-365     0-365     0ver 365

Rate sensitive assets (RSA):
Federal fund sold                                 6,550          0          0          0      6,550          0
Investment securities                            14,198      2,383      2,543      4,876     24,000     39,869
Loans                                            44,785      1,896      4,172      6,474     57,327     85,726
                                                 ------      -----      -----      -----     ------     ------
   Total rate sensitive assets                   65,533      4,279      6,715     11,350     87,877    125,595
Rate sensitive liabilities (RSL):
Demand deposits                                  43,823          0                           43,823     24,294
Savings deposits                                 19,582          0                           19,582     22,553
Time deposits                                     6,641      6,077      8,552     13,681     34,951     23,645
                                                  -----      -----      -----     ------     ------     ------
   Total rate sensitive liabilities              70,046      6,077      8,552     13,681     98,356     70,492

Repricing gap (RSA-RSL)                          -4,513     -1,798     -1,837     -2,331    -10,479     54,563
                                                 ======     ======     ======     ======    =======     ======
As a percent of capital                         -17.04%     -6.79%     -6.94%     -8.80%    -39.57%    206.06%
As a percent of total assets                     -1.94%     -0.77%     -0.79%     -1.00%     -4.51%     23.49%


The preceding table represents management's analysis of repricing probabilities for 2002. The Asset/liability management committee meets monthly to review the impact of changes in rates and market pricing on the Corporation's interest earning assets and interest paying liabilities. Customers' responses to interest rates and deposit products are reviewed. Loan demand is discussed and methods to answer customers needs are reviewed. The rate sensitivity of current production of both loans and deposits are reviewed. Management's goal is to achieve a balance between rate sensitive assets and rate sensitive liabilities in order to maintain a reasonable interest margin in changing rate environments.

Income rate shock analysis, December 31, 2001
The difference in projected income assuming the following basis point change in rates:

Changes in rates (bp's)                           -300        -200       -100      100         200        300

Change in cash flow                              $  257     $  171      $  86    $  (86)    $ (171)    $ (257)

   As a percent of net int income                   2.4%       1.6%       0.8%      -0.8%      -1.6%      -2.4%
   As a percent of net income                       6.5%       4.4%       2.2%      -2.2%      -4.4%      -6.5%
   As a percent of net int income (FTE)             1.6%       1.1%      50.0%      -0.5%      -1.1%      -1.6%
   As a percent of net income (FTE)                 4.3%       2.9%       1.4%      -1.4%      -2.9%      -4.3%

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

Refer to Pages 3-13 of the accompanying Annual Report to Shareholders.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

The information called for the items within this part is included in County Bank Corp's March 29, 2002 Proxy Statement and is incorporated herein by reference, as follows:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Page 3 except for:

Executive Officers                    Ages       Office     Service
Curt Carter                            57       Employee    35 years
  Officer                                       President   13 years
  Present term                                              13 years
Bruce J. Cady                          49       Employee    2 years
  Officer                                         Vice      2 years
                                                President
  Present term                                              2 years
Laird A. Kellie                        57       Employee    19 years
  Officer                                       Secretary   13 years
  Present term                                              13 years
Joseph H. Black                        52       Employee    12 years
  Officer                                       Treasurer   12 years
  Present term                                              12 years

ITEM 11. EXECUTIVE COMPENSATION

Pages 4-6

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Page 2

                                                      Number        Percentage of
Director                                            of shares      outstanding stock
Dr. David H. Bush                                     46,300           3.90
Michael H. Blazo                                      20,012           1.69
Curt Carter                                            7,772           0.66
Patrick A. Cronin                                      2,554           0.22
Thomas K. Butterfield                                 29,400           2.48
James A. Harrington                                   20,187           1.70
Ernest W. Lefever                                      1,318           0.11
Tim Oesch                                              4,300           0.36
Charles Schiedegger                                   11,116           0.94

Executive Officers and Directors, as a group, own 143,559 shares or 12.1% of 1,186,472 total outstanding shares of common stock of Corporation as of December 31, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Page 6

PART IV

Item 14.  EXHIBITS FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K.

(a)(1) The following financial statement schedules of the Corporation and Bank are included in the Annual Report to its stockholders for the year ended 2001 and are incorporated herein by reference in Item 8:

Balance Sheets--December 31, 2001 and 2000                                                      Page 3
Statements of Income--years ended December 31, 2001, 2000 and 1999                              Page 5
Statements of Changes in Stockholders' equity--years ended December 31, 2001, 2000 and 1999     Page 4
Statements of Cash Flows--years ended December 31, 2001, 2000 and 1999                          Page 6
Notes to Financial Statements                                                                   Pages 7-13
Report of Independent Public Accountants dated January 22, 2002                                 Page 14


(a)(2) Not applicable

(a)(3) The following exhibits are required to be filed with this report by item 14(c):

(3) Articles of Incorporation and By-laws (previously filed as Exhibits to the Corporation's registration statement on form 8-A, filed January 24, 1989 and incorporated herein by reference).

(13) Annual Report to Stockholders for the year ended December 31, 2001 (filed herewith)

(21) Subsidiary of the Registrant: Lapeer County Bank & Trust Co., a Michigan Corporation

(23) Consent of Experts and Counsel: Letter of consent form Plante & Moran, LLP dated March 28, 2002

(b) Two reports on form 8-K were filed during the last quarter of the year covered by this report in response to Regulation FD. Reports were file on November 29, 2001 and December 28, 2001.

(c) See (a) (3)

(d) Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized, on March 28, 2002

                                                County Bank Corp

                                                /s/ Curt Carter
                                                --------------------------
                                                Curt Carter, President

                                                /s/ Joseph H. Black
                                                --------------------------
                                                Joseph H. Black, Treasurer


         /s/ Timothy Oesch
         -------------------------
         Timothy Oesch

         /s/ Charles Schiedegger
         -------------------------
         Charles Schiedegger

         /s/ Ernest W. Lefever
         -------------------------
         Ernest W. Lefever

         /s/ Patrick A. Cronin
         -------------------------
         Patrick A. Cronin