Form 10-Q
period 2002-03-31
COUNTY BANK CORP
filed 2002-05-15
CIK 830480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
 -
                                   ACT OF 1934
                      For the Quarter ended March 31, 2002
                         Commission file number: 0-17482

 _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the transition period from ____ to _____



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


Yes_X_  No___

Indicate the number of shares outstanding as of each of the issuer's classes of common stock, as of the latest practicable date.


There are 1,186,472 shares of common stock outstanding as of March 31, 2002.

                                COUNTY BANK CORP

                                    FORM 10-Q

                      For the Quarter ended March 31, 2002

PART I: FINANCIAL INFORMATION                                                            PAGE
     Item 1. Financial Statements

         Balance Sheets-
         At March 31, 2002 and December 31, 2001                                         4

         Statements of Income-
         For the three months ended March 31, 2002 and March 31, 2001                    5

         Statement of Cash Flows
         For the three months ended March 31, 2002 and March 31, 2001                    6

         Notes to Financial Statements                                                   7

     Item 2. Management's Discussion and Analysis of
      Financial Condition and the Results of Operations                                  8

     Item 3. Quantitative and Qualitative Disclosures about Market Risk                  9


PART II: OTHER INFORMATION

     Item 1.  Legal Proceedings                                                         10

     Item 6.  Exhibits and Reports of Form 8-K                                          10

All items except those set forth above are inapplicable and have been omitted.

SIGNATURES                                                                              11

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

Part I - Financial Information

Item I - Financial Statements

Introduction to Financial Statements

The consolidated financial statements of County Bank Corp and subsidiary, Lapeer County Bank & Trust Co., have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with financial statements and the notes thereto included in County Bank Corp's Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2001.

The financial information presented reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the year.

CONSOLIDATED FINANCIAL STATEMENTS
BALANCE SHEETS (in thousands)

                                                                                             March 31           December 31
                                                                                              2002                 2001
ASSETS
Cash and due from banks                                                                      $   12,698           $   13,383
Investment securities available for sale                                                         36,548               26,531
Investment securities held to maturity                                                           26,598               36,797
Other securities                                                                                    541                  541
                                                                                             ----------           ----------
   Total investment securities                                                                   63,687               63,869
Federal funds sold                                                                                9,900                6,550
Loans                                                                                           143,790              143,053
   Less: Reserve for possible loan losses                                                         2,195                2,139
                                                                                             ----------           ----------
      Net loans                                                                                 141,595              140,914
Bank premises and equipment                                                                       4,349                4,431
Interest receivable and other assets                                                              3,333                3,048
                                                                                             ----------           ----------
   TOTAL ASSETS                                                                              $  235,562           $  232,195
                                                                                             ==========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Noninterest-bearing demand                                                                $   36,164           $   35,003
   Interest bearing demand                                                                       67,792               68,117
   Savings                                                                                       44,162               42,135
   Time                                                                                          57,958               58,596
                                                                                             ----------           ----------
      Total deposits                                                                            206,076              203,851
Interest payable and other liabilities                                                            2,210                1,891
                                                                                             ----------           ----------
   TOTAL LIABILITIES                                                                            208,286              205,742

STOCKHOLDERS' EQUITY
Common Stock-$5.00 par value, 3,000,000 shares
  authorized and 1,186,472 shares outstanding                                                     5,932                5,932
Surplus                                                                                           8,634                8,634
Undivided profits                                                                                10,921               10,274
Unrealized gains and losses on securities available for sale                                      1,789                1,613
                                                                                             ----------           ----------
     TOTAL STOCKHOLDERS' EQUITY                                                                  27,276               26,453
                                                                                             ----------           ----------
     TOTAL LIABILITES AND STOCKHODERS' EQUITY                                                $  235,562           $  232,195
                                                                                             ==========           ==========


CONSOLIDATED INCOME STATEMENTS
(in thousands)                                                                                 Three months ended
                                                                                                   March 31
                                                                                               2002             2001
INTEREST INCOME
Interest and fees on loans                                                                 $   2,602       $   2,968
Interest on investments: taxable                                                                 423             564
Interest on investments: nontaxable                                                              351             317
Interest on Federal funds sold                                                                    28              86
                                                                                           ---------       ---------
     TOTAL INTEREST INCOME                                                                     3,404           3,935
INTEREST EXPENSE
   Demand deposits                                                                               240             635
   Savings deposits                                                                              162             240
   Time deposits                                                                                 611             765
   Interest on Federal funds purchased                                                             -               -
                                                                                           ---------       ---------
      TOTAL INTEREST EXPENSE                                                                   1,013           1,640
                                                                                           ---------       ---------
NET INTEREST INCOME                                                                            2,391           2,295
Provision for possible loan losses                                                                60              60
                                                                                           ---------       ---------
NET INTEREST INCOME AFTER PROVISION
   FOR POSSIBLE LOAN LOSSES                                                                    2,331           2,235

OTHER INCOME
Service fees on loan and deposit accounts                                                        278             280
Other                                                                                            379             293
                                                                                           ---------       ---------
     TOTAL OTHER INCOME                                                                          657             573
OTHER EXPENSES
Salaries and employee benefits                                                                 1,111           1,064
Net occupancy expense                                                                            242             252
Other                                                                                            445             418
                                                                                           ---------       ---------
    TOTAL OTHER EXPENSE                                                                        1,798           1,734
INCOME BEFORE PROVISION FOR FEDERAL
  INCOME TAX                                                                                   1,190           1,074
Provision for Ferderal income tax                                                                283             261
                                                                                           ---------       ---------
NET INCOME                                                                                       907             813
                                                                                           =========       =========

EARNINGS PER SHARE
Net income                                                                                 $    0.76       $    0.69
Cash dividend declared                                                                     $    0.22       $    2.70


STATEMENT OF CASH FLOWS
(in thousands)                                                                              Three months ended
                                                                                                  March 31
                                                                                            2002           2001
Cash flows from operating activities
Net income                                                                                  $    907       $     813
Adjustments to reconcile net income to net cash
  provided from operating activities
Depreciation and amortization                                                                    115             121
Provision for loan losses                                                                         60              60
Net amortization and accretion of securities                                                      58              24
Net change in accrued interest receivable and other                                             (285)           (337)
Net change in accrued interest payable and other                                                 228              90
                                                                                            ---------      ----------

Net cash provided by operating activities                                                      1,083             771

Cash flows form investing activities
Proceeds from maturities of investment securities: AFS                                         3,765           3,971
Proceeds from maturities of investment securities: HTM                                           287             580
Purchase of investment securities: AFS                                                        (3,306)         (2,302)
Purchase of investment securities: HTM                                                          (354)         (1,102)
Net (increase) decrease in loans                                                                (741)         (1,398)
Proceeds from the sale of other real estate
Premises and equipment expenditures                                                              (33)            (67)
                                                                                            ---------      ----------

Net cash provided from (used in) investing activities                                           (382)           (318)

Cash flows from financing activities
Net increase (decrease) in interest bearing and
  non-interest bearing demand accounts                                                           836            (564)
Net increase (decrease) in savings and time deposits                                           1,389           2,214
Cash dividends paid                                                                             (261)         (3,203)
                                                                                            ---------      ----------
Net cash provided from (used in) financing activities                                          1,964          (1,553)
                                                                                            ---------      ----------

Net increase (decrease) in cash and equivalents                                                2,665          (1,100)
Cash and equivalents at beginning of year                                                     19,933          22,357
                                                                                            ---------       ---------

Cash and equivalents at end of period                                                       $ 22,598       $  21,257
                                                                                            =========      ==========

Cash paid for:
Interest                                                                                    $  1,026       $   1,653
Income taxes                                                                                       -               -

NOTE 1. INVESTMENTS
(in thousands)
The carrying amount and approximate market value of securities held to maturity were as follows

                                                                       March 31, 2001
                                                         Amortized         Gross           Gross         Estimated
                                                            Cost         Unrealized      Unrealized       Market
                                                                           Gains           Losses          Value
Obligations of states and political subdivisions          $  22,986        $    544        $    100      $  23,430
Mortgage-backed securities                                    3,612              79               -          3,691
                                                          ---------        --------        --------     -----------
  Total                                                   $  26,598        $    623        $    100      $  27,121
                                                          =========        ========        ========      ==========

The carrying amount and approximate market value of securities held to maturity were as follows

                                                                        December 31,2001
                                                         Amortized         Gross           Gross         Estimated
                                                            Cost         Unrealized      Unrealized       Market
                                                                           Gains           Losses          Value
Obligations of states and political subdivisions          $  22,662        $    583        $    108      $  23,137
Mortgage-backed securities                                    3,869             101               -          3,970
                                                          ---------        --------        --------      ----------
  Total                                                   $  26,531        $    684        $    108      $  27,107
                                                          =========        ========        ========      ==========

The carrying amount and approximate market value of securities available for sale were as follows

                                                                        March 31, 2001
                                                         Amortized         Gross           Gross         Estimated
                                                            Cost         Unrealized      Unrealized       Market
                                                                           Gains           Losses          Value
U.S. Government securities and obligations of
  U.S. Government corporations and political
  subdivisions                                            $  13,015        $     54        $     21      $  13,048
Obligations of states and political subdivisions              6,312             152              57          6,407
Corporate securities                                              5           2,556               -          2,561
Mortgage-backed securities                                   14,506             111              85         14,532
                                                          ---------        --------       ---------      ---------
  Total                                                   $  33,838        $  2,873        $    163      $  36,548
                                                          =========        ========        ========      =========

The carrying amount and approximate market value of securities available for sale were as follows

                                                                         December 31,2001
                                                         Amortized         Gross           Gross         Estimated
                                                            Cost         Unrealized      Unrealized       Market
                                                                           Gains           Losses          Value
U.S. Government securities and obligations of
  U.S. Government corporations and political
  subdivisions                                            $  11,028        $     75        $      2      $  11,101
Obligations of states and political subdivisions              6,317             152              70          6,399
Corporate securities                                          1,005           2,266               -          3,271
Mortgage-backed securities                                   16,004             120              98         16,026
                                                          ---------       ---------        ---------     ---------
  Total                                                   $  34,354       $   2,613        $    170      $  36,797
                                                          =========       ==========       =========     =========


NOTE 2. LOANS
(in thousands)                                                                            3/31/02      12/31/01
Commercial                                                                                $   65,428   $  64,029
Real estate mortgage                                                                          38,406      38,499
Installment                                                                                   25,046      24,083
Construction                                                                                  14,910      16,442
                                                                                          ----------   ---------
                                                                                          $  143,790   $ 143,053
                                                                                          ==========   =========

Transactions in the reserve for possible loan losses were as follows for the three months ended March 31:
                                                                                            2002            2001
Beginning balance at beginning of period                                                  $    2,139   $   1,951
Provision charged to earnings                                                                     60          60
Loans charged off                                                                                  6           7
Recoveries                                                                                         2           3
                                                                                          ----------   ---------
Balance at end of the period                                                              $    2,195   $   2,007
                                                                                          ==========   =========

Reserve as a percent of total loans                                                            1.53%       1.40%

Loans outstanding to executive officers, directors, principal                             $    3,356   $   2,494
shareholders and their related companies.  In the opinion of management, such loans were made on the same terms and
conditions as those to other borrowers and did not involve
more that the normal risk of collectability

ITEM 2.  MANAGEMENTS' DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS.

Financial Condition

The Corporation experienced moderate loan demand through the first quarter. Net loans increased $681,000 in the first three months. New loan activity was mild in commercial loan categories. Mortgage loan activity increased as a result of declining interest rates, but most of the eligible loans were sold in the secondary market. Demand decreased in March as rates rose slightly and stabilized. The demand for traditional consumer loans remained soft, although the Corporation has experienced success with targeted promotions. Home equity lines of credit increased as a result of low rates offered as part of a promotion the Corporation is running during 2002.

Savings deposits increased while time deposits decreased during the first three months of the year. Our Choice product, which offers a short term market rate with check writing privileges remained strong, but balances did not grow as fast as they have in previous quarters. Balances in interest bearing and non-interest bearing demand accounts increased in anticipation of tax payments. Deposit customers are waiting for increases in deposit rates anticipated later in the year.

Increases in deposit accounts and maturities in the investment portfolio met demands for new loans. Activity in the investment portfolio increased as loan demand moderated. The Corporation is shortening its securities investment targets in anticipation of increased loan demand and rising rates. The Corporation continues to seek investment opportunities to supplement income but remain liquid enough to meet loan demand.

Capital Resources

The Corporation paid a quarterly dividend of $.22 per share during the first quarter. Strong capital ratios in excess of regulatory requirements enabled the Board of Directors to take this action. The Corporation's tier one risk-based capital ratio was 17.2 on March 31, 2002 after payment of the dividends. Financial institutions are considered to be adequately capitalized if this ratio exceed 4.0% and well capitalized if the ratio exceeds 6.0%. The primary use of the Corporation's capital is to support growth. The Corporation is remodeling and modernizing its main office facilities to support operations for the future.



Results of Operations

Stable interest rates created challenges for the Bank's interest margin. The Bank's asset and liability repricing opportunities are closely matched over the short term. Pressure builds from loan customers seeking to lock interest rates for longer terms and deposit customers are more sensitive to competitor's interest rate offerings. The quarterly FTE return on average assets for the first quarter fell to 4.45% from 4.61% in the fourth quarter of 2001. The interest spread declined from 4.41% to 4.26%. Management anticipates that the Federal Reserve Bank will make fewer changes to interest rates in the next few quarters and pressure on the interest margin will increase as more assets reprice at a lower return. Loan rates are carefully negotiated to maintain margin, particularly when fixed rate financing is requested. Other income and other expense categories performed at the comparable levels to previous years. The Bank's return on average assets was 1.56% during the first quarter.

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

Activity related to the reserve for loan losses resulted in net charged off loans of $4,000 in the first quarter of 2002. Management continues to fund the reserve for loan losses based on deteriorating economic conditions in the immediate market area related to the slow down in the automobile industry. Higher losses and delinquency ratios are anticipated, although they are not expected to become unmanageable.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation reported market risk detail in its 10-K filing for the year ended December 31, 2001. There have been no events or changes to the Corporations' assets and liabilities that significantly alter those risk disclosures.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         A)   Not applicable

         B) A form 8-K was filed on March 5, 2002 in response to regulation FD containing a press release relative to the payment of the first quarter dividend, and on March 29, 2002 containing the President's letter to Shareholders.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


May 13, 2002

                                                              COUNTY BANK CORP

                                                              JOSEPH H. BLACK
                                                              ----------------
                                                              Joseph H. Black
                                                              Treasurer