Form 10-Q
period 2002-06-30
COUNTY BANK CORP
filed 2002-08-14
CIK 830480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2002
                         Commission file number: 0-17482

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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


There are 1,186,472 shares of common stock outstanding as of June 30, 2002.

                                COUNTY BANK CORP

                                    FORM 10-Q

                       For the Quarter ended June 30, 2002

PART I: FINANCIAL INFORMATION                                            PAGE

     Item 1. Financial Statements

         Balance Sheets-
         At June 30, 2002 and December 31, 2001                            4

         Statements of Income-
         For the three months and six months June 30, 2002
         and June 30, 2001                                                 5

         Statement of Cash Flows
         For the six months ended June 30, 2002 and June 30, 2001          6

         Notes to Financial Statements                                     7

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and the Results of Operations          8

       Item 3.  Quantitative and Qualitative Disclosures about
                Market Risk                                                9


PART II: OTHER INFORMATION

        Item 1.  Legal Proceedings                                        10

        Item 6.  Exhibits and Reports of Form 8-K                         10

All items except those set forth above are inapplicable and have been omitted.

SIGNATURES                                                                11

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

Part I -- Financial Information

Item I -- Financial Statements

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



CONSOLIDATED FINANCIAL STATEMENTS
BALANCE SHEETS (in thousands)                                       (Unaudited)
                                                                      June 30        December 31
                                                                        2002             2001

ASSETS
Cash and due from banks                                              $   12,069       $   13,383
Investment securities held to maturity                                   24,983           26,531
Investment securities available for sale                                 40,688           36,797
Other securities                                                            541              541
                                                                     ----------       ----------
   Total investment securities                                           66,212           63,869
Federal funds sold                                                        4,850            6,550
Loans                                                                   147,524          143,053
   Less: Reserve for possible loan losses                                 2,202            2,139
                                                                     ----------       ----------
      Net loans                                                         145,322          140,914
Bank premises and equipment                                               4,619            4,431
Interest receivable and other assets                                      3,011            3,048
                                                                     ----------       ----------
   TOTAL ASSETS                                                      $  236,083       $  232,195
                                                                     ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Non-interest bearing demand                                       $   35,952       $   35,003
   Interest bearing demand                                               67,252           68,117
   Savings                                                               46,514           42,135
   Time                                                                  56,232           58,596
                                                                     ----------       ----------
      Total deposits                                                    205,950          203,851
Interest payable and other liabilities                                    2,038            1,891
                                                                     ----------       ----------
   TOTAL LIABILITIES                                                    207,988          205,742
STOCKHOLDERS' EQUITY
Common Stock-$5.00 par value, 3,000,000 shares
  authorized and 1,186,472 shares outstanding                             5,932            5,932
Surplus                                                                   8,634            8,634
Undivided profits                                                        11,593           10,274
Unrealized gains and losses on securities available
  for sale                                                                1,936            1,613
                                                                     ----------       ----------
     TOTAL STOCKHOLDERS' EQUITY                                          28,095           26,453
                                                                     ----------       ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  236,083       $  232,195
                                                                     ==========       ==========


CONSOLIDATED INCOME STATEMENTS                           (Unaudited)                 (Unaudited)
(in thousands)                                      Three months ended            Six months ended
                                                          June 30                     June 30
                                                    2002           2001          2002          2001
INTEREST INCOME
Interest and fees on loans                       $   2,636      $   2,923     $   5,238     $   5,891
Interest on investments: taxable                       444            493           867         1,057
Interest on investments: nontaxable                    348            327           699           644
Interest on Federal funds sold                          45             81            73           167
                                                 ---------      ---------     ---------     ---------
     TOTAL INTEREST INCOME                           3,473          3,824         6,877         7,759

INTEREST EXPENSE
   Demand deposits                                     236            497           476         1,132
   Savings deposits                                    174            212           336           452
   Time deposits                                       582            745         1,193         1,510
      TOTAL INTEREST EXPENSE                           992          1,454         2,005         3,094
                                                 ---------      ---------     ---------     ---------
NET INTEREST INCOME                                  2,481          2,370         4,872         4,665
Provision for possible loan losses                      50             60           110           120
                                                 ---------      ---------     ---------     ---------
NET INTEREST INCOME AFTER PROVISION
   FOR POSSIBLE LOAN LOSSES                          2,431          2,310         4,762         4,545
OTHER INCOME
Service fees on loan and deposit accounts              290            295           568           575
Other                                                  404            341           783           634
                                                 ---------      ---------     ---------     ---------
  TOTAL OTHER INCOME                                   694            636         1,351         1,209
OTHER EXPENSES
Salaries and employee benefits                       1,124          1,096         2,235         2,160
Net occupancy expense                                  240            246           482           498
Other                                                  536            479           981           897
                                                 ---------      ---------     ---------     ---------
  TOTAL OTHER EXPENSE                                1,900          1,821         3,698         3,555
INCOME BEFORE PROVISION FOR FEDERAL
  INCOME TAX                                         1,225          1,125         2,415         2,199
Provision for Federal income tax                       292            273           575           534
                                                 ---------      ---------     ---------     ---------
NET INCOME                                             933            852         1,840         1,665
                                                 =========      =========     =========     =========
EARNINGS PER SHARE
Net income                                       $    0.79      $    0.72     $    1.55     $    1.40
Cash dividend declared                           $    0.22      $    0.20     $    0.44     $    2.90



STATEMENT OF CASH FLOWS                                                     (Unaudited)
(in thousands)                                                          Six months ended
                                                                             June 30
                                                                      2002             2001
Cash flows from operating activities
Net income                                                         $    1,840       $    1,665
Adjustments to reconcile net income to net cash
  provided from operating activities
Depreciation                                                              230              259
Provision for loan losses                                                 110              120
Net amortization and accretion of securities                              111               52
Deferred income taxes                                                       -                -
Net gain on sale of investment securities                                   -                -
(Gain) loss on other real estate owned                                    (31)              (4)
Net change in accrued interest receivable                                (133)              14
Net change in accrued interest payable and other                          (20)            (159)
                                                                   ----------       ----------
Net cash provided by operating activities                               2,107            1,947

Cash flows form investing activities
Proceeds from calls of investment securities: AFS                       2,552            7,364
Proceeds from maturities of investment securities: AFS                  2,000            1,995
Proceeds from calls of investment securities: HTM                         652            1,899
Proceeds from maturities of investment securities: HTM                  1,497              124
Purchase of investment securities: AFS                                 (8,032)          (5,807)
Purchase of investment securities: HTM                                   (601)          (1,537)
Net (increase) decrease in loans                                       (4,549)          (1,781)
Proceeds from the sale of other real estate                               201               28
Premises and equipment expenditures                                      (418)            (524)
                                                                   ----------       ----------

Net cash provided from (used in) investing activities                  (6,698)            1,761

Cash flows from financing activities
Net increase (decrease) in interest bearing and
  non-interest bearing demand accounts                                     84          (4,224)
Net increase (decrease) in savings and time deposits                    2,015            3,131
Cash dividends paid                                                      (522)          (3,441)
                                                                   ----------       ----------

Net cash provided from (used in) financing activities                   1,577           (4,534)
                                                                   ----------       ----------

Net increase (decrease) in cash and equivalents                        (3,014)            (826)
Cash and equivalents at beginning of year                              19,933           22,357
                                                                   ----------       ----------
Cash and equivalents at end of period                              $   16,919       $   21,531
                                                                   ==========       ==========
Cash paid for:
Interest                                                           $    2,064       $    3,141
Income taxes                                                       $      632       $      588


NOTE 1. INVESTMENTS
(in thousands)
The carrying amount and approximate market value of securities held to maturity were as follows


                                                                                      June 30, 2002
                                                               Amortized         Gross           Gross         Estimated
                                                                  Cost         Unrealized       Unrealized        Market
                                                                                 Gains           Losses           Value
U.S. Government securities and obligations of
U.S. Government corporations and political subdivisions         $      -        $      -         $      -       $        -
Obligations of states and political subdivisions                  21,738             999               20           22,717
Mortgage-backed securities                                         3,245              80                -            3,325
                                                                --------        --------         --------       ----------
  Total                                                         $ 24,983        $  1,079         $     20       $   26,042
                                                                ========        ========        =========       ==========

The carrying amount and approximate market value of securities held to maturity were as follows

                                                                                    December 31,2001
                                                               Amortized         Gross            Gross          Estimated
                                                                  Cost         Unrealized       Unrealized         Market
                                                                                 Gains            Losses           Value
Obligations of states and political subdivisions                $ 22,662        $    583         $    108       $   23,137
Mortgage-backed securities                                         3,869             101                -            3,970
                                                                --------        --------         --------       ----------
  Total                                                         $ 26,531        $    684         $    108       $   27,107
                                                                ========        ========        =========       ==========



The carrying amount and approximate market value of securities available for sale were as follows

                                                                                     June 30, 2002
                                                               Amortized         Gross            Gross         Estimated
                                                                  Cost         Unrealized       Unrealized        Market
                                                                                 Gains            Losses          Value
U.S. Government securities and obligations of
U.S. Government corporations and political subdivisions         $  9,015        $    103         $      -       $    9,118
Obligations of states and political subdivisions                   7,532             309                1            7,840
Corporate securities                                               3,000           2,450               86            5,364
Mortgage-backed securities                                        18,208             168               10           18,366
                                                                --------        --------         --------       ----------
  Total                                                         $ 37,755        $  3,030         $     97       $   40,688
                                                                ========        ========        =========       ==========


The carrying amount and approximate market value of securities available for sale were as follows


                                                                                      December 31,2001
                                                               Amortized         Gross            Gross          Estimated
                                                                  Cost         Unrealized       Unrealized         Market
                                                                                 Gains            Losses           Value
U.S. Government securities and obligations of
U.S. Government corporations and political subdivisions         $ 11,028        $     75         $      2       $   11,101
Obligations of states and political subdivisions                   6,317             152               70            6,399
Corporate securities                                               1,005           2,266                -            3,271
Mortgage-backed securities                                        16,004             120               98           16,026
                                                                --------        --------         --------       ----------
  Total                                                         $ 34,354        $  2,613         $    170       $   36,797
                                                                ========        ========        =========       ==========


NOTE 2. LOANS
(in thousands)

                                                        6/30/02       12/31/01

Commercial                                            $   70,615     $   64,029
Real estate mortgage                                      39,079         38,499
Installment                                               22,394         24,083
Construction                                              15,436         16,442
                                                      ----------     ----------
                                                      $  147,524     $  143,053
                                                      ==========     ==========


Transactions in the reserve for possible loan losses were as follows for the six months ended June 30:


                                                        2002           2001
Beginning balance at beginning of period              $    2,139     $    1,951
Provision charged to earnings                                110            120
Loans charged off                                             52             38
Recoveries                                                     5             51
                                                      ----------     ----------
Balance at end of the period                          $    2,202     $    2,084
                                                      ==========     ==========

Reserve as a percent of total loans                        1.49%          1.50%

Loans outstanding to executive officers,              $    3,188     $    2,586
directors, principal shareholders and their
related companies.  In the opinion of management,
such loans were made on the same terms and
conditions as those to other borrowers and did
not involve more that the normal risk of
collectability


ITEM 2.  MANAGEMENTS' DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS.

Financial Condition

Loan demand increased through the second quarter of 2002. Net loans increased $3,881,000 in addition to increases of $681,000 in the first three months. New loan activity was strong in commercial loan categories. Mortgage loan activity moderated as a result of stable interest rates and all eligible loans were sold in the secondary market. The demand for traditional consumer loans remained soft, although the Corporation experienced continued success with targeted promotions. Home equity lines of credit increased as a result of low rates offered as part of a promotion the Corporation is running during 2002.

Savings deposits increased while time deposits decreased during the first six months of the year. Our Choice product, which offers a short term market rate with check writing privileges remained strong, but balances declined as rates declined. Balances in interest bearing demand accounts declined after tax payments in April. Deposit customers are waiting for increases in deposit rates anticipated later in the year.

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

Capital Resources

The Corporation paid a quarterly dividend of $.22 per share during the first quarter and second quarter. Strong capital ratios in excess of regulatory requirements enabled the Board of Directors to take this action. The Corporation's tier one risk-based capital ratio was 18.8 on June 30, 2002 after payment of the dividends. Financial institutions are considered to be adequately capitalized if this ratio exceed 4.0% and well capitalized if the ratio exceeds 6.0%. The primary use of the Corporation's capital is to support growth. The Corporation is remodeling and modernizing its main office facilities to support operations for the future.



Results of Operations

Stable interest rates created challenges for the Bank's interest margin. The Bank's asset and liability repricing opportunities are closely matched over the short term. Pressure builds from loan customers seeking to lock interest rates for longer terms and deposit customers are more sensitive to competitor's interest rate offerings. The quarterly FTE return on average assets for the second quarter grew to 4.51% from 4.45% in the first quarter of 2002. The interest spread increased from 4.26% to 4.35%. These increases are a result of the increase in the Bank's loan to deposit ratio during the second quarter. Management anticipates that the Federal Reserve Bank will make few changes to interest rates in the next few quarters and pressure on the interest margin will increase as more assets reprice at a lower return. Loan rates are carefully negotiated to maintain margin, particularly when fixed rate financing is requested. Other income and other expense categories performed at the comparable levels to previous years. The Bank's return on average assets was 1.57% during the second quarter and 1.56% during the first quarter.

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

Activity related to the reserve for loan losses resulted in net charged off loans of $43,000 in the second quarter after $4,000 during the first quarter of 2002. Management continues to review the reserve for loan losses based on economic conditions in the immediate market area. Losses are well controlled, delinquency ratios are stable and loan growth is expected to moderate. After specific review of the loan portfolio and review of historical projections, management reduced its provision for loan losses.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         A.)  Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ENACTED PURSUANT TO
                 SECTION 906 OF THE SARBANNES-OXLEY ACT OF 2002

              In connection with the Quarterly Report of County Bank Corp on form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Curt Carter, Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

                  (1)  The Report fully complies with the requirements of
                       section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                  (2) The Information contained in the Report fairly presents in all material respects, the financial condition and results of operations of the Company.

              /s/ Curt Carter

              Curt Carter
              Chief Executive Officer
              August 14, 2002

              Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ENACTED PURSUANT TO
                 SECTION 906 OF THE SARBANNES-OXLEY ACT OF 2002

              In connection with the Quarterly Report of County Bank Corp on form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Joseph H. Black, Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

                  (3)  The Report fully complies with the requirements of
                       section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                  (4) The Information contained in the Report fairly presents in all material respects, the financial condition and results of operations of the Company.


              /s/ Joseph H. Black

              Joseph H. Black
              Chief Financial Officer
              August 14, 2002

              I, Susanne Dickey, Assistant Financial Officer of the Company, concur with the above statement.

              /s/ Susanne Dickey

              Susanne Dickey
              Assistant Financial Officer
              August 14, 2002

         B) A form 8-K was filed on May 29, 2002 in response to regulation FD containing a press release relative to the payment of the first quarter dividend, and on June 28, 2002 containing the President's letter to Shareholders.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


August 14, 2002

                                             COUNTY BANK CORP

                                             /s/ JOSEPH H. BLACK
                                             --------------------

                                             Joseph H. Black
                                             Treasurer