Form 10-Q
period 2002-09-30
COUNTY BANK CORP
filed 2002-11-14
CIK 830480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---                          EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2002
                         Commission file number: 0-17482

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


There are 1,186,472 shares of common stock outstanding as of September 30, 2002.

                                COUNTY BANK CORP

                                    FORM 10-Q

                    For the Quarter ended September 30, 2002

PART I: FINANCIAL INFORMATION                                                           PAGE
     Item 1. Financial Statements

         Balance Sheets-
         At September 30, 2002 and December 31, 2001                                     4

         Statements of Income-
         For the three months and nine months ended September 30, 2002 and 2001          5

         Statement of Cash Flows
         For the nine months ended September 30, 2002 and 2001                           6

         Notes to Financial Statements                                                   7

     Item 2.  Management's Discussion and Analysis of
         Financial Condition and the Results of Operations                               8

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                 9

     Item 4.  Controls and Procedures                                                   10

PART II: OTHER INFORMATION

     Item 1.  Legal Proceedings                                                         10

     Item 6.  Exhibits and Reports of Form 8-K                                          10

All items except those set forth above are inapplicable and have been omitted.

SIGNATURES AND CERTIFICATIONS                                                           11

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

CONSOLIDATED FINANCIAL STATEMENTS
BALANCE SHEETS (in thousands)                                (Unaudited)
                                                             September 30     December 31
                                                                 2002            2001
ASSETS
Cash and due from banks                                        $ 12,771         $ 13,383
Investment securities held to maturity                           24,857           26,531
Investment securities available for sale
                                                                 36,616           36,797
Other securities                                                    541              541
                                                               --------         --------
   Total investment securities                                   62,014           63,869
Federal funds sold                                                  400            6,550
Loans                                                           151,633          143,053
   Less: Reserve for possible loan losses                         2,201            2,139
                                                               --------         --------
      Net loans                                                 149,432          140,914
Bank premises and equipment                                       4,829            4,431
Interest receivable and other assets                              2,886            3,048
                                                               --------         --------
   TOTAL ASSETS                                                $232,332         $232,195
                                                               ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Non-interest bearing demand                                 $ 33,432         $ 35,003
   Interest bearing demand                                       63,919           68,117
   Savings                                                       46,043           42,135
   Time                                                          57,391           58,596
                                                               --------         --------
      Total deposits                                            200,785          203,851
Interest payable and other liabilities                            2,546            1,891
                                                               --------         --------
   TOTAL LIABILITIES                                            203,331          205,742
STOCKHOLDERS' EQUITY
Common Stock-$5.00 par value, 3,000,000 shares
  authorized and 1,186,472 shares outstanding                     5,932            5,932
Surplus                                                           8,634            8,634
Undivided profits                                                12,307           10,274
Unrealized gains and losses on securities available for sale      2,128            1,613
                                                               --------         --------

     TOTAL STOCKHOLDERS' EQUITY                                  29,001           26,453
                                                               --------         --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $232,332         $232,195
                                                               ========         ========

CONSOLIDATED INCOME STATEMENTS                                    (Unaudited)                         (Unaudited)
(in thousands)                                                Three months ended                   Nine months ended
                                                                 September 30                        September 30
                                                            2002              2001              2002              2001
                                                           -------           -------           -------           -------
INTEREST INCOME
Interest and fees on loans                                 $ 2,690           $ 2,844           $ 7,928           $ 8,735
Interest on investments: taxable                               387               439             1,254             1,496
Interest on investments: nontaxable
                                                               349               335             1,048               979
Interest on Federal funds sold                                  21               104                94               271
                                                           -------           -------           -------           -------
     TOTAL INTEREST INCOME                                   3,447             3,722            10,324            11,481
INTEREST EXPENSE
   Demand deposits                                             215               451               691             1,583
   Savings deposits                                            169               211               505               663
   Time deposits                                               562               715             1,755             2,225
                                                           -------           -------           -------           -------
      TOTAL INTEREST EXPENSE                                   946             1,377             2,951             4,471
                                                           -------           -------           -------           -------
NET INTEREST INCOME                                          2,501             2,345             7,373             7,010
Provision for possible loan losses                              20                60               130               180
                                                           -------           -------           -------           -------
NET INTEREST INCOME AFTER PROVISION
   FOR POSSIBLE LOAN LOSSES                                  2,481             2,285             7,243             6,830
OTHER INCOME
Service fees on loan and deposit accounts                      310               296               878               871
Other                                                          412               349             1,195               983
                                                           -------           -------           -------           -------
     TOTAL OTHER INCOME                                        722               645             2,073             1,854
OTHER EXPENSES
Salaries and employee benefits                               1,168             1,076             3,403             3,236
Net occupancy expense                                          260               249               742               747
Other                                                          493               476             1,474             1,373
                                                           -------           -------           -------           -------
    TOTAL OTHER EXPENSE                                      1,921             1,801             5,619             5,356
INCOME BEFORE PROVISION FOR FEDERAL
  INCOME TAX                                                 1,282             1,129             3,697             3,328
Provision for Federal income tax                               307               280               882               814
                                                           -------           -------           -------           -------
NET INCOME                                                     975               849             2,815             2,514
                                                           =======           =======           =======           =======

EARNINGS PER SHARE
Net income                                                 $  0.82           $  0.72           $  2.37           $  2.12
Cash dividend declared                                     $  0.22           $  0.20           $  0.66           $  3.10

STATEMENT OF CASH FLOWS                                                                               (Unaudited)
(in thousands)                                                                                    Nine months ended
                                                                                                     September 30
                                                                                             2002                    2001
                                                                                           --------                --------
Cash flows from operating activities
Net income                                                                                 $  2,815                $  2,514
Adjustments to reconcile net income to net cash
  provided from operating activities
Depreciation                                                                                    346                     363
Provision for loan losses                                                                       130                     180
Net amortization and accretion of securities                                                    166                      65
Deferred income taxes                                                                             -                       -
Net gain on sale of investment securities                                                         -                       -
(Gain) loss on other real estate owned                                                          (31)                     (4)
Net change in accrued interest receivable                                                       (76)                   (313)
Net change in accrued interest payable and other                                                390                     111
                                                                                           --------                --------

Net cash provided by operating activities                                                     3,740                   2,916

Cash flows form investing activities
Proceeds from calls of investment securities: AFS                                             5,005                  12,068
Proceeds from maturities of investment securities: AFS                                        5,944                   2,998
Proceeds from calls of investment securities: HTM                                               652                   1,946
Proceeds from maturities of investment securities: HTM                                        2,024                     817
Purchase of investment securities: AFS                                                      (10,112)                (15,955)
Purchase of investment securities: HTM                                                       (1,043)                 (1,758)
Net (increase) decrease in loans                                                             (8,580)                 (1,264)
Proceeds from the sale of other real estate                                                     201                      28
Premises and equipment expenditures                                                            (744)                   (784)
                                                                                           --------                --------

Net cash provided from (used in) investing activities                                        (6,653)                 (1,904)

Cash flows from financing activities
Net increase (decrease) in interest bearing
  and non-interest bearing demand accounts                                                   (5,769)                 (4,351)
Net increase (decrease) in savings and time deposits                                          2,703                   6,126
Cash dividends paid                                                                            (783)                 (3,677)
                                                                                           --------                --------

Net cash provided from (used in) financing activities                                        (3,849)                 (1,902)
                                                                                           --------                --------

Net increase (decrease) in cash and equivalents                                              (6,762)                   (890)
Cash and equivalents at beginning of year                                                    19,933                  22,357
                                                                                           --------                --------

Cash and equivalents at end of period                                                      $ 13,171                $ 21,467
                                                                                           ========                ========

Cash paid for:
Interest                                                                                   $  3,046                $  4,508
Income taxes                                                                               $    726                $    823

NOTE 1. INVESTMENTS
(in thousands)
The carrying amount and approximate market value of securities held to maturity were as follows

                                                                     September 30, 2002
                                                         Amortized         Gross            Gross           Estimated
                                                            Cost         Unrealized       Unrealized         Market
                                                                            Gains           Losses            Value
Obligations of states and political subdivisions          $21,812          $ 1,487          $     1          $23,298
Mortgage-backed securities                                  3,045               92                -            3,137
                                                          -------          -------          -------          -------
  Total                                                   $24,857          $ 1,579          $     1          $26,435
                                                          =======          =======          =======          =======

The carrying amount and approximate market value of securities held to maturity were as follows

                                                                     December 31, 2001
                                                         Amortized         Gross            Gross           Estimated
                                                            Cost         Unrealized       Unrealized         Market
                                                                            Gains           Losses            Value

Obligations of states and political subdivisions          $22,662          $   583          $   108          $23,137
Mortgage-backed securities                                  3,869              101                -            3,970
                                                          -------          -------          -------          -------
  Total                                                   $26,531          $   684          $   108          $27,107
                                                          =======          =======          =======          =======

The carrying amount and approximate market value of securities available for sale were as follows

                                                                      September 30, 2002
                                                         Amortized         Gross            Gross           Estimated
                                                            Cost         Unrealized       Unrealized         Market
                                                                            Gains           Losses            Value
U.S. Government securities and obligations of
U.S. Government corporations and political subdivisions   $ 6,011          $   101          $     -          $ 6,112
Obligations of states and political subdivisions            7,612              579                1            8,190
Corporate securities                                        2,983            2,294               78            5,199
Mortgage-backed securities                                 16,786              329                -           17,115
                                                          -------          -------          -------          -------
  Total                                                   $33,392          $ 3,303          $    79          $36,616
                                                          =======          =======          =======          =======

The carrying amount and approximate market value of securities available for sale were as follows

                                                                      December 31, 2001
                                                         Amortized         Gross            Gross           Estimated
                                                            Cost         Unrealized       Unrealized         Market
                                                                            Gains           Losses            Value
U.S. Government securities and obligations of
U.S. Government corporations and political subdivisions   $11,028          $    75          $     2          $11,101
Obligations of states and political subdivisions            6,317              152               70            6,399
Corporate securities                                        1,005            2,266                -            3,271
Mortgage-backed securities                                 16,004              120               98           16,026
                                                          -------          -------          -------          -------
  Total                                                   $34,354          $ 2,613          $   170          $36,797
                                                          =======          =======          =======          =======

NOTE 2. LOANS
(in thousands)                                    9/30/02          12/31/01
Commercial                                       $ 73,670          $ 64,029
Real estate mortgage                               39,294            38,499
Installment                                        24,717            24,083
Construction                                       13,952            16,442
                                                 --------          --------
                                                 $151,633          $143,053
                                                 ========          ========

Transactions in the reserve for possible loan losses were as follows for the nine months ended June 30:

                                                    2002             2001
Beginning balance at beginning of period           $2,139           $1,951
Provision charged to earnings                         130              180
Loans charged off                                      83               64
Recoveries                                             15               93
                                                   ------           ------
Balance at end of the period                       $2,201           $2,160
                                                   ======           ======

Reserve as a percent of total loans                  1.45%            1.51%

Loans outstanding to executive officers,           $2,938           $3,221
directors, principal shareholders and
their related companies. In the opinion
of management, such loans were made on
the same terms and conditions as those to
other borrowers and did not involve more
that the normal risk of collectability


ITEM 2.  MANAGEMENTS' DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

Financial Condition

Loan demand increased through the third quarter of 2002. Net loans increased $4,018,000 in addition to increases of $4,562,000 in the first six months. New loan activity was strong in commercial loan categories. Mortgage loan activity increased as a result of declining interest rates. All eligible loans were sold in the secondary market. The demand for traditional consumer loans remained soft, although the Corporation experienced continued success with targeted promotions. Home equity lines of credit increased as a result of low rates offered as part of a promotion the Corporation is running during 2002.

Savings deposits increased while time deposits decreased during the first nine months of the year. Our Choice product, which offers a short term market rate with check writing privileges remained strong, but balances declined as rates declined. Balances in interest bearing demand accounts declined after tax payments in April and continued to moderately decline through the remaining months of the year.

Maturities in the investment portfolio and federal funds sold met demands for new loans. Activity in the investment portfolio decreased as loan demand increased. The Corporation is shortening its securities investment targets in anticipation of increased loan demand and rising rates. The Corporation continues to seek investment opportunities to supplement income but remains liquid enough to meet loan demand.



Capital Resources

The Corporation paid a quarterly dividend of $.22 per share during each of the first three quarters. Strong capital ratios in excess of regulatory requirements enabled the Board of Directors to take this action. The

Corporation's tier one risk-based capital ratio was 17.6 on September 30, 2002 after payment of the dividends. Financial institutions are considered to be adequately capitalized if this ratio exceeds 4.0% and well capitalized if the ratio exceeds 6.0%. The primary use of the Corporation's capital is to support growth. The Corporation is remodeling and modernizing its main office facilities to support operations for the future.



Results of Operations

Stable interest rates created challenges for the Bank's interest margin. The Bank's asset and liability repricing opportunities are closely matched over the short term. Pressure builds from loan customers seeking to lock interest rates for longer terms and deposit customers are more sensitive to competitor's interest rate offerings. The FTE net interest margin net interest margin through the third quarter was 4.51%. This margin was a result of the increase in the Bank's loan to deposit ratio this year. Management anticipates that the Federal Reserve Bank will make few changes to interest rates in the next few quarters and pressure on the interest margin will increase as more assets reprice at a lower return. Loan rates are carefully negotiated to maintain margin, particularly when fixed rate financing is requested. Other income and other expense categories performed at the comparable levels to previous years. The Bank's year to date return on average assets was 1.61% at the end of the third quarter; at the end of the third quarter in 2001, this ratio was 1.56%.

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

Activity related to the reserve for loan losses resulted in net charged off loans of $68,000 in 2002. Management continues to review the reserve for loan losses based on economic conditions in the immediate market area. Losses are well controlled, delinquency ratios are stable and loan growth is expected to moderate. After specific review of the loan portfolio and review of historical projections, management reduced its provision for loan losses to $130,000 for the fiscal year 2002.

Liquidity

There were no significant changes to the Corporation's liquidity risk during the quarter. Liquidity is required to meet loan demand and pay dividends to shareholders. The Corporation maintains sufficient liquidity in Federal Funds Sold to meet normal liquidity demands. The Corporation maintains an available for sale portfolio of U.S. Government bonds and U.S. Government Sponsored Agency bonds as additional insurance against liquidity risk.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation reported market risk detail in its 10-K filing for the year ended December 31, 2001. There have been no events or changes to the Corporations' assets and liabilities that significantly alter those risk disclosures.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Executive Officer and Treasurer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

PART II.

ITEM 1.  LEGAL PROCEEDINGS

The Corporation from time to time is involved in legal proceedings arising in the ordinary course of business, which in aggregate involve amounts that are believed by management to be immaterial to the financial condition of the Corporation. The Corporation is not currently involved in legal proceedings that are of a material nature.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.)      Exhibit 99.1

         Exhibit 99.2

B) A form 8-K was filed on September 11, 2002 in response to regulation FD containing a press release relative to the payment of the first quarter dividend, and on September 27, 2002 containing the President's letter to Shareholders.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 14, 2002

                                                      COUNTY BANK CORP

                                                      /s/ JOSEPH H. BLACK
                                                      --------------------

                                                      Joseph H. Black
                                                      Treasurer

                                 CERTIFICATIONS

I, Curt Carter, President and Chief Executive Officer of County Bank Corp, certify that:

1.   I have reviewed this quarterly report of Form 10-Q of County Bank Corp

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the reporting period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), and;

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
By: /s/ Curt Carter
    ---------------------------------
Curt Carter
President and Chief Executive Officer

I, Joseph H. Black, Treasurer and Chief Financial Officer, certify that:

1.   I have reviewed this quarterly report of Form 10-Q of County Bank Corp

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the reporting period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), and;

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
By: /s/ Joseph H. Black
Joseph H. Black
Treasurer and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION

EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002