Form 10-K
period 2002-12-31
COUNTY BANK CORP
filed 2003-03-27
CIK 830480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                    X ANNUAL REPORT PURSUANT TO SECTION 10 OR
                   ---
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                         Commission files number 0-17482

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---                            EXCHANGE ACT OF 1934
                 For the transition period from _____ to ______


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

Yes X No
    -    ---

The aggregate market value of the voting shares of stock held by nonaffiliates of the registrant was $48,766,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

There are 1,186,472 shares of common stock ($5.00 par value) outstanding as of December 31, 2002.

The following documents are incorporated into the 10-K by reference:

The Annual Report to Shareholders, December 31, 2002, Part I, Part II.

Proxy statement dated March 27, 2003, Part III.

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

The Corporation grew moderately during 2002. Total assets grew to $240,316,000 on December 31, 2002, while total deposits grew to $208,418,000. Total assets grew 3.5% while total deposits grew 2.2%. These numbers were similar to the previous year. The Federal Reserve Board lowered interest rates 50 basis points one time during 2002 after lowering rates eleven times during 2001. Customers responded to the lower rate volatility by choosing more traditional savings deposit categories. The Corporation expects moderate growth through 2003.

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

The Corporation faces substantial competition for financial services. Our chief competitor is National City Bank of Michigan/Illinois. National City operates branches throughout the County. Independent Bank

Corp. of Ionia, MI operates four branch locations in the Bank's market area after recently expanding a loan production office to a full service branch. Bank One operates an office north of the city limits of Lapeer. Tri-County Bank has offices in Imlay City and Almont. CSB Bank of Capac has an office in Imlay City and Almont. Oxford Bank operates a branch in Dryden. There are two offices of Citizen's Federal Savings and Loan in the County. Two credit unions, Lapeer County School Employees Credit Union and The Lapeer County Community Credit Union, which operates offices in Lapeer and Imlay City, serve the County. There are two securities brokers, First of Michigan Division of Fahnestock & Co., Inc. and Edward D. Jones & Co. A number of other securities brokers serve the County through Flint offices. Comerica Bank operates a Comerimart branch in a local grocery store. The local telephone book lists eleven financial planners and twenty mortgage brokers.

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

The number of full time equivalent employees totaled 116 and 119 on December 31, 2002 and 2001, respectively.

Guide 3.  Statistical disclosures:

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest (000's)


Table I.                                          Average Assets (000's)            Income (000's)            Yield (%)
Interest margin analysis as a % of             2002        2001       2000     2002      2001    2000     2002   2001   2000
earning assets
Assets
Securities:
US Government & agencies                     $ 28,271   $ 30,394     $28,247  $ 1,379  $ 1,864  $ 1,854   4.90%  6.10%  6.60%
State and political subdivisions*              29,451     27,305      22,826    2,133    2,030    1,708   7.20%  7.40%  7.50%
Other securities                                5,614      3,036       1,346      238       82       53   4.20%  2.70%  3.90%
                                             --------   --------    --------  -------  -------  -------
Total investment securities                    63,336     60,735      52,419    3,750    3,976    3,615   5.90%  6.60%  6.90%

Federal funds sold                              7,300      8,326       6,748      117      312      430   1.60%  3.70%  6.40%
Loans:
Commercial loans*                              93,008     83,129      79,365    6,433    6,842    7,280   6.90%  8.20%  9.20%
Real estate mortgages                          25,844     28,255      30,003    1,963    2,294    2,361   7.60%  8.10%  7.90%
Consumer loans                                 29,579     27,716      28,345    2,293    2,369    2,550   7.80%  8.50%  9.00%
                                             --------   --------    --------  -------  -------  -------
Total loans                                   148,431    139,100     137,713   10,689   11,505   12,191   7.20%  8.30%  8.90%
                                             --------   --------    --------

Total average earning assets                 $219,067   $208,161    $196,880   14,556   15,793   16,236   6.60%  7.60%  8.20%
                                             ========   ========    ========
Total average assets                         $236,302   $225,248    $212,993
                                             ========   ========    ========
Interest bearing liabilities:
Deposits:
NOW account deposits                         $ 67,003    $67,946    $ 60,283      857    1,853    2,541   1.30%  2.70%  4.20%
Savings deposits                               45,801     38,335      39,847      650      842    1,069   1.40%  2.20%  2.70%
Time deposits over $100,000                    11,932     10,970       8,703      470      563      510   3.90%  5.10%  5.90%
Other time deposits                            45,826     45,434      43,200    1,825    2,325    2,339   4.00%  5.10%  5.40%
                                             --------   --------    --------  -------  -------  -------
Total deposits                                170,562    162,685     152,033    3,802    5,583    6,459   2.20%  3.40%  4.20%

Federal funds purchased                            13         -           12        -        -        1       -      -      -
                                             --------   --------    --------  -------  -------  -------
Total interest bearing liabilities            170,575    162,685     152,045    3,802    5,583    6,460   2.20%  3.40%  4.20%
                                                                              -------  -------  -------

Demand deposits                                35,399     34,347      34,429
Other liabilities                               2,230      2,347       1,585
Stockholders' equity                           28,098     25,869      24,934
                                             --------   --------    --------
Total liabilities and stockholders' equity   $236,302   $225,248    $212,993
                                             ========   ========    ========

Interest expense as a % of average earning assets                                                          1.70%  2.70%  3.30%
Net interest margin/net interest yield as a %
  of average earning assets                                                   $10,754  $10,210  $ 9,776    4.90%  4.90%  5.00%
                                                                              =======  =======  =======
Net interest yield as a % of average assets                                                                4.60%  4.50%  4.60%

* A tax adjustment of $825, $741, and $659 has been added to 2002, 2001 and 2000 income respectively to reflect the impact of a 34% Federal income tax rate in each year. Non accruing loans are reported in their related categories and reduce the related yields.

Table II. The dollar amounts of changes in interest income and interest expense are presented in the accompanying table. The change in volume is calculated by multiplying the change in volume by the old rate. The change in rate is calculated by multiplying the change in rate by the old volume. The change in rate volume is calculated by multiplying the change in rate by the change in volume.

                                      -------------------------------------------------------------------------------------------
Rate/volume variance analysis                     2002 vs 2001                                     2001 vs 2000
                                     Change in   Change in   Change in      Total     Change in   Change in   Change in     Total
                                     Volume      Rate        Rate/volume               Volume     Rate        Rate/volume
Assets
Securities:
US Government & agencies               $(130)     $   (381)     $   26     $   (485)    $ 141     $   (122)    $   (9)    $   10
State and political subdivisions         160           (52)         (5)         103       335          (11)        (2)       322
Other securities                          70            47          39          156        67          (17)       (21)        29
                                       -----      --------      ------     --------     -----     --------     ------     ------
Total investment securities              100          (386)         60         (226)      543         (150)       (32)       361

Federal funds sold                       (38)         (179)         22         (195)      101         (177)       (41)      (117)
Loans:
Commercial loans                         813        (1,092)       (130)        (409)      345         (748)       (35)      (438)
Real estate mortgages                   (196)         (148)         13         (331)     (138)          75         (4)       (67)
Consumer loans                           159          (220)        (15)         (76)      (57)        (127)         2       (182)
                                       -----      --------      ------     --------     -----     --------     ------     ------
Total loans                              776        (1,460)       (132)        (816)      150         (800)       (37)      (687)
                                       -----      --------      ------     --------     -----     --------     ------     ------

Total average earning assets             838        (2,025)        (50)      (1,237)      794       (1,127)      (110)      (443)

Interest bearing liabilities:
NOW account deposits                     (26)         (984)         14         (996)      323         (897)      (114)      (688)
Savings deposits                         164          (298)        (58)        (192)      (41)        (194)         8       (227)
Time deposits over $100,000               49          (131)        (11)         (93)      133          (63)       (17)        53
Other time deposits                       20          (516)         (4)        (500)      121         (128)        (8)       (15)
                                       -----      --------      ------     --------     -----     --------     ------     ------
Total deposits                           207        (1,929)        (59)      (1,781)      536       (1,282)      (131)      (877)
Federal funds purchased                    -             -           -            -         -            -          -          -
                                       -----      --------      ------     --------     -----     --------     ------     ------
Total interest bearing liabilities       207        (1,929)        (59)      (1,781)      536       (1,282)      (131)      (877)
                                       -----      --------      ------     --------     -----     --------     ------     ------

Net Interest Income                    $ 631      $    (96)     $    9     $    544     $ 258     $    155     $   21     $  434
                                       =====      ========      ======     ========     =====     ========     ======     ======

II. Investment Portfolio

A.  Book values of the investment portfolio (000's)


                                                       2002       2001        2000

U.S. Treasury securities and obligations of
   U.S. government corporations of agencies          $ 6,077     $11,101     $18,789

Obligations of states and political subdivisions      29,333      29,062      25,260

Other securities                                       6,030       3,811       1,937

Mortgage backed securities                            17,831      19,895      14,966
                                                     -------------------------------
  Total securities                                   $59,271     $63,869     $60,952
                                                     ===============================

B. Maturity distribution of the Investment portfolio.


                                                   Book Value     Yield (%)
                                                      (000's)
US Government securities Maturity distribution:
One year or less                                    $ 4,079        3.78
Over one year through five years                      1,998        5.44
Over five years through ten years
Over ten years                                                        -
State and political subdivisions*
Maturity distribution:
One year or less                                      1,655        8.01
Over one year through five years                      8,593        7.02
Over five years through ten years                    15,297        6.74
Over ten years                                        3,788        7.12

Mortgage-backed securities                           17,831        4.98

Other securities                                      6,030        2.70


III. Loan Portfolio

A. Types of loans

                           2002         2001         2000         1999         1998
Commercial               $ 81,349     $ 64,029     $ 65,267     $ 64,547     $ 50,658
Real estate mortgage       37,265       38,499       28,184       31,502       35,457
Installment                20,413       24,083       27,561       27,625       28,322
Construction               16,288       16,442       15,963       10,977        5,738
                         --------     --------     --------     --------     --------
  Total loans            $155,315     $143,053     $136,975     $134,651     $120,175
                         ========     ========     ========     ========     ========

B. Maturities and Sensitivities of Loans to Changes in Interest Rates as of December 31, 2002 (000's).

Commercial Loans
Fixed rate loans with a maturity of:

Three months or less                                                    $ 1,047
Over three months through twelve months                                   4,379
One year through five years                                              40,456
Over five years                                                           3,112
                                                                        -------
Total fixed rate loans                                                   48,994
Floating rate loans with a repricing frequency of:
Quarterly or more frequently                                             32,355
                                                                        -------
Total commercial loans                                                  $81,349
                                                                        =======

Real estate construction loans Fixed rate loans with a maturity of:
Three months or less                                                    $ 1,439
Over three months through twelve months                                   1,179
One year through five years                                               3,950
                                                                        -------
Total fixed rate loans                                                    6,568
Floating rate loans with a repricing frequency of:
Quarterly or more frequently                                              9,720
                                                                        -------
Total real estate construction loans                                    $16,288
                                                                        =======

C. Risk Elements

1. Nonaccrual, Past Due, and Restructured Loans (000's)

                                             12/31/02   12/31/01   12/31/00   12/31/99   12/31/98
Loans 90 days past due and still accruing
Commercial loans                              $  801     $   19     $    5     $  125     $  174
Real estate loans                                  -         80          -          -          -
Installment loans                                 28         72         69         21         98
                                              ------     ------     ------     ------     ------
   Total loans 90 days pas due                $  829     $  171     $   74     $  146     $  272
                                              ======     ======     ======     ======     ======

Non accruing loans
Commercial loans                              $  458     $  577     $1,177     $  802     $  910
Real estate loans                                  -         85        163         87         45
Installment loans                                101        108        225        128        197
                                              ------     ------     ------     ------     ------
   Total non accruing loans                   $  559     $  770     $1,565     $1,017     $1,152
                                              ======     ======     ======     ======     ======


There were no restructured loans

For the year ended 2002, if the loans reported as nonaccrual had earned at the contracted interest rate, $38,700 of interest income would have been recorded. Interest income of $4,900 was recorded on these loans in 2002.

The Corporation places loans on a nonaccruing status when management feels that a significant risk of non-repayment exists. Criteria for evaluating risk include the borrowers' payment histories, past due status, and financial condition. Loans on which the required payment of principal or interest has not been received within 90 days of the due date are placed on nonaccrual status.

2. Potential Problem Loans

Management identified one potential problem loan in the amount of $325,000 that is experiencing difficulties in the liquidation of the business and may cease making the contractual payments before satisfactory resolution of the problems are achieved. The Bank is secured on the credit and no potential loss has been identified.

Foreign Outstandings

Not applicable

3. Loan concentrations

As of December 31, 2002, there were no loan concentrations other than those categories already reported that exceed 10% of total loans.

D. Other Interest Bearing Assets

As of December 31, 2002, there was no other interest bearing asset that would have been classified 90 days past due and still accruing if it were a loan.

IV. Summary of Loan Loss Experience

A. Analysis of Allowance for Loan Losses (000's)

                                                   2002        2001        2000        1999        1998

Balance at beginning of the period                $2,139      $1,951      $1,913      $1,881      $1,957
Charge offs:
Commercial                                            12          28         172         240         157
Real estate                                            -           -           -           -           -
Installment                                          113          77          91         137          69
Construction                                           -           -           -           -           -
                                                  ------------------------------------------------------
   Total charge offs                                 125         105         263         377         226

Recoveries:
Commercial                                             2          87          42          68          10
Real estate                                            -           -           -           -           -
Installment                                           19          11          19          21          20
Construction                                           -           -           -           -           -
                                                  ------------------------------------------------------
   Total recoveries                                   21          98          61          89          30
                                                  ------------------------------------------------------
Net charge offs                                      104           7         202         288         196
Provision charged to earnings                        130         195         240         320         120
                                                  ------------------------------------------------------
Balance at the end of the period                  $2,165      $2,139      $1,951      $1,913      $1,881
                                                  ======================================================

Ratio of net charge offs during the period to       0.07%       0.01%       0.16%       0.23%       0.16%
average loans during the period

Net charged off loans totaled $104,000 during 2002. Most charged off loans were the result of deficiency balances on repossessed automobiles and other assets financed by retail consumers. Management's review of underwriting practices on these loans indicated that most losses resulted from reasonable risk assumed when the loans were originated.

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

Net charged off loans totaled $196,000 in 1998. One borrower accounted for $150,000 of the total charged off loans. Management allocated $120,000 from earnings to maintain a strong reserve for loan losses to total loans ratio of 1.57%.

B. Allocation of the Allowance for Loan Losses (000's)

                                                     Real estate
Balances:                             Commercial    Mortgage     Installment    Const      Unallocated       Total
December 31, 2002                        $   941     $    43         $   122    $    95       $    964       $  2,165
   % of loans in category                  52.4%       24.0%           13.1%      10.5%                        100.0%
December 31, 2001                        $   872     $    15         $   289    $    95       $    868       $  2,139
   % of loans in category                  44.8%       26.9%           16.8%      11.5%                        100.0%
December 31, 2000                        $   653     $    30         $   159    $   124       $    985       $  1,951
   % of loans in category                  47.6%       20.6%           20.1%      11.7%                        100.0%
December 31, 1999                        $   492     $     5         $   135    $     -       $  1,281       $  1,913
   % of loans in category                  47.9%       23.4%           20.5%       8.2%                        100.0%
December 31, 1998                        $   276     $     -         $    73    $     -       $  1,532       $  1,881
   % of loans in category                  42.1%       29.5%           23.6%       4.8%                        100.0%

V. Deposits

A. Refer to Item I of the Guide 3 statistical disclosures for a presentation of the information required by this item.


B. Not applicable


C. Not applicable


D. Maturities of time certificates of deposits of  $100,000 or more. (000's)

Three months or less                      $ 2,622
Over three through six months               1,830
Over six months through twelve months       3,029
Over twelve months                          5,152
                                          -------
                                          $12,633
                                          =======

E. Not applicable

VI. Return on Equity and Assets

                                       2002        2001        2000

Return on assets (%)                        1.62        1.56        1.55
Return on equity (%)                        13.6        13.6        13.2
Dividend payout ratio (%)                   39.2       123.2        37.2
Equity to assets ratio (%)                  12.2        11.4        11.8

VI. Short-term Borrowings

Not applicable

ITEM 2.  PROPERTY

The following is a tabulation of facilities owned by the Bank. All property is used in the delivery of services to the customer base. Over the past few years, all properties have been appropriately reviewed and upgraded or remodeled to continue providing quality service to our customers. The main office is in the last stages of remodeling and will be completely renovated by the end of 2003. The Bank intends to build a full service branch in Deerfield Township during 2003; the market is currently served from a grocery store branch.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. Refer to Page 17 of the accompanying Annual Report to Shareholders

ITEM 6.  SELECTED FINANCIAL DATA

Refer to Page 16 of the accompanying Annual Report to Shareholders, except for:
(000's)

                                            2002        2001        2000        1999       1998
Total Assets                              $240,316     $232,195     $225,258    $207,397     $197,486
Long Term Debt                                   -            -            -           -            -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS.

EARNINGS
Major components of the operating result of the Corporation are presented in the accompanying table, Summary of Operations. A discussion of these results is presented in greater detail in subsequent pages.

Summary of Operations

                                            2002        2001        2000        1999       1998

Interest income                             $ 13,731    $ 15,052    $ 15,578   $ 14,027    $ 13,826
Interest expense                               3,802       5,583       6,460      5,373       5,355
                                         -----------------------------------------------------------
Net interest income                            9,929       9,469       9,118      8,654       8,471
Provision for possible loan losses               130         195         240        320         120
                                         -----------------------------------------------------------
Net interest income after provision for
   possible loan losses                        9,799       9,274       8,878      8,334       8,351
Other income                                   2,731       2,482       2,245      2,597       2,283
Other expense                                  7,507       7,091       6,693      6,487       6,175
                                         -----------------------------------------------------------
Income before provision for Federal            5,023       4,665       4,430      4,444       4,459
income tax
Provision for Federal income tax               1,207       1,150       1,129      1,166       1,239
                                         -----------------------------------------------------------
Net income                                  $  3,816    $  3,515    $  3,301   $  3,278    $  3,220
                                         ===========================================================
Per share:
Net income                                  $   3.22    $   2.96    $   2.78   $   2.76    $   2.71
                                         ===========================================================
Dividends declared                          $   1.26    $   3.65    $   1.04   $   0.94    $   2.90
                                         ===========================================================

Summary of Operations 2002 by quarter


                                            4th qtr     3rd qtr     2nd qtr    1st qtr
Interest income                             $  3,407    $  3,447    $  3,473   $  3,404
Interest expense                                 851         946         992      1,013
                                         -----------------------------------------------
Net interest income                            2,556       2,501       2,481      2,391
Provision for possible loan losses                 -          20          50         60
                                         -----------------------------------------------
Net interest income after provision for
   possible loan losses                        2,556       2,481       2,431      2,331
Other income                                     658         722         694        657
Other expense                                  1,888       1,921       1,900      1,798
                                         -----------------------------------------------
Income before provision for Federal            1,326       1,282       1,225      1,190
income tax
Provision for Federal income tax                 325         307         292        283
                                         -----------------------------------------------
Net income                                  $  1,001      $  975     $   933    $   907
                                         ===============================================
Per share:
Net Income                                  $   0.84    $   0.82    $   0.79   $   0.77
                                         ===============================================
Dividends declared                          $   0.60    $   0.22    $   0.22   $   0.22
                                         ===============================================

Summary of Operations 2001 by quarter


                                                        4th qtr     3rd qtr    2nd qtr     1st qtr
Interest income                                        $  3,571    $  3,722   $  3,824    $  3,935
Interest expense                                          1,112       1,377      1,454       1,640
                                                    -----------------------------------------------
Net interest income                                       2,459       2,345      2,370       2,295
Provision for possible loan losses                           15          60         60          60
                                                    -----------------------------------------------
Net interest income after provision for
   possible loan losses                                   2,444       2,285      2,310       2,235
Other income                                                628         645        636         573
Other expense                                             1,735       1,801      1,821       1,734
                                                    -----------------------------------------------
Income before provision for Federal income tax            1,337       1,129      1,125       1,074
Provision for Federal income tax                            336         280        273         261
                                                    -----------------------------------------------
Net income                                             $  1,001     $   849    $   852     $   813
                                                    ===============================================
Per share:
Net Income                                             $   0.84    $   0.72   $   0.72    $   0.68
                                                    ===============================================
Dividends declared                                     $   0.55    $   0.20   $   0.20    $   2.70
                                                    ===============================================


Net interest income

The Federal Reserve Board's Open Market Committee reduced rates fifty basis points during 2002 after eleven rate reductions during 2001. Deposit, loan and securities yields declined during the year in response to the previous rate reductions as maturing instruments renewed at lower rates. The lack of return on investment opportunities encouraged customers to return to the traditional deposit categories such as every Day interest statement savings accounts and money market deposit accounts. The Corporation experienced growth of 19.2% in savings accounts, which are comprised of these two categories. Commercial loan demand remained strong; the Corporation posted a 27% increase in this category of loan. Falling rates encouraged borrowers to refinance mortgages. The Corporation is currently selling most of the refinanced mortgages to the secondary market and the mortgage portfolio declined as a result. The market for traditional consumer loans continues to shrink as car leases, 0% financing from the auto finance companies and home equity loans remain popular. The Corporation was able to maintain its interest margin during 2002. The return on average earning assets declined 1% while the total deposit cost dropped 1.2%. Interest expense as a percent of average earning assets declined 1%. The Bank's net interest yield on a Federal tax equivalent (FTE) basis was 4.6% in 2002 compared to 4.5% in 2001. The Corporation continues to match rate sensitive assets and rate sensitive liabilities to maintain margins in different rate environments.

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

Activity related to the reserve for loan losses resulted in net charged off loans of $104,000 in 2002. Net charged off loans recorded in 2001 were $7,000. Provisions for possible loan losses were $130,000 in 2002 and $195,000 for 2001. The ratio of reserve for possible loan losses to gross loans equaled 1.4% and 1.5% in 2002 and 2001, respectively.

Non-interest income

Non-interest income is composed of trust department income, service charges on deposit accounts, fees for providing other services to customers, gains on securities sales and other income. Non-interest income increased 10% during 2002. Trust income increased as a result of a new fee structure introduced in 2001. The Corporation had not increased its fee structure for several years. Declining market values in accounts where fees are based on asset values continued to have a negative effect on trust income. Other income categories increased by 26.9% as a result in increases in mortgage servicing income, the capitalization of mortgage servicing rights and gains on sale of mortgages in the secondary market.

Non-interest expense

Major components of non-interest expense are salaries and employee benefits, occupancy and equipment expenses and other operating expenses. Personnel expense increased 5.5% compared to 7.4% in 2001. Occupancy expenses decreased 4.6% despite ongoing remodeling expenses to the main office. Other expenses increased 12.6% for the year. The Corporation celebrated the 100th anniversary of the Bank during 2002; the effort was welcomed and appreciated by our customers. The Corporation experienced higher consultant fees for assistance in developing a technology plan for the future and some assistance in tax issues relative to the remodeling effort that has progressed for the last few years. Legal fees continue to be an issue as we move forward through these increasingly uncertain times.

FINANCIAL CONDITION

Average assets for the Corporation totaled $236,302,000, $225,248,000 and $212,993,000 in 2002, 2001 and 2000 respectively. The 5.0% growth in average assets follows a 5.7% growth in 2001 and a 4.9% average growth in 2000. Average loans grew 6.7% while average interest bearing deposits grew 4.8%. Average earning assets grew 4.8% compared to average total deposit growth of 4.5%.

Liquidity

The anticipated requirements of the Corporation can be met by upstreaming dividends from the subsidiary Bank. Refer to footnote 10 of the accompanying financial statements for a discussion of the restrictions on undivided profits of the subsidiary. The anticipated cash needs of the Corporation are for the payment of annual dividends to current stockholders and the minimal expenses of the Corporation. Dividends upstreamed to the Corporation were $1,514,000 in 2002 and $4,331,000 in 2001.


The estimated market value of U.S. Government securities and U.S. Agency securities totaled 11.5% of total deposits on December 31, 2002. The percentage for 2001 was 15.8%. The Corporation is able to meet normal demands for liquidity through loan repayments, securities payments and deposit growth. The Bank maintains a liquidity plan for use in the event of unforeseen liquidity problems. The plan incorporates prearranged lines of credit and a plan for the liquidation of certain types of assets if the liquidity problem continued beyond the time that normal cash flows would meet the demand.

CAPITAL

The Corporation has 540 stockholders representing 1,186,472 shares of common stock. Refer to page 16 of the Corporation's Annual Report for a discussion of the market for this stock.

The Corporation's return on average equity totaled 13.6% for both 2002 and 2001. Effective December 31, 1992, the Corporation is required to maintain capital in excess of 8% of risk-weighted assets as defined by the Federal Reserve Board. The Corporation's capital to risk-weighted asset ratio was 19.2% on December 31, 2002 and was 19.9% on December 31, 2001. Refer to footnote 13 of the accompanying financial statements for a tabular presentation of the Corporation's capital adequacy.

The Corporation paid quarterly cash dividends and paid a special dividend in December 2002 and in 2001. In addition, the Corporation paid a one-time cash dividend of $2.50 per share on March 30, 2001. Cash dividends totaled $1,495,000 in 2002 and $4,331,000 in 2001.Dividends per share equaled $1.26 in 2002 and $3.65 in 2001. The Corporation normally pays dividends at a rate between 30% to 40% of net income. The Corporation expects to pay dividends in that range in the future. The Corporation did not issue any shares of stock in 2002 or 2001.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Rate sensitivity analysis (000's), December 31, 2002

Repricing period in days                      0-30        31-90      91-180     181-365      0-365     0ver 365

Rate sensitive assets (RSA):
Federal fund sold                           $  5,850   $       -    $      -  $       -    $  5,850   $       -
Investment securities                          8,252         715       4,353      9,439      22,759      36,512
Loans                                         53,435       1,860       4,465      5,203      64,963      90,352
                                            --------------------------------------------------------------------
   Total rate sensitive assets                67,537       2,575       8,818     14,642      93,572     126,864
Rate sensitive liabilities (RSL):
Demand deposits                               38,804           -                             38,804      28,005
Savings deposits                              22,607           -                             22,607      27,608
Time deposits                                  6,278       5,602       9,620     11,608      33,108      24,582
                                            --------------------------------------------------------------------
   Total rate sensitive liabilities           67,689       5,602       9,620     11,608      94,519      80,195
Repricing gap (RSA-RSL)                     $  (152)   $ (3,027)    $  (802)  $   3,034    $  (947)   $  46,669
                                            ====================================================================
As a percent of capital                        -0.5%      -10.3%       -2.7%      10.3%       -3.2%      158.7%
As a percent of total assets                   -0.1%       -1.3%       -0.3%       1.3%       -0.4%       19.4%

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

Income rate shock analysis, December 31, 2002
The difference in projected income assuming the following basis point change in rates:

Changes in rates (bp's)                            -300       -200       -100       100        200        300

Change in cash flow                               $  57      $  38      $  19    $  (19)    $  (38)    $  (57)

   As a percent of net int income                  0.5%       0.3%       0.2%      -0.2%      -0.3%      -0.5%
   As a percent of net income                      1.3%       0.9%       0.4%      -0.4%      -0.9%      -1.3%
   As a percent of net int income(FTE)             0.3%       0.2%       0.1%      -0.1%      -0.2%      -0.3%
   As a percent of net income (FTE)                0.9%       0.6%       0.3%      -0.3%      -0.6%      -0.9%

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

Refer to Pages 3-14 of the accompanying Annual Report to Shareholders.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

The information called for the items within this part is included in County Bank Corp's March 27, 2003 Proxy Statement and is incorporated herein by reference, as follows:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Page 3 except for:

Executive Officers                 Ages            Office           Service
Curt Carter                         58            Employee          36 years
  Officer                                        President &        14 years
                                               Chief Executive
                                                   Officer
  Present term                                                      14 years
Bruce J. Cady                       50            Employee          3 years
  Officer                                      Vice President       3 years
  Present term                                                      3 years
Laird A. Kellie                     58            Employee          20 years
  Officer                                         Secretary         14 years
  Present term                                                      14 years
Joseph H. Black                     53            Employee          13 years
  Officer                                        Treasurer &        13 years
                                               Chief Financial
                                                   Officer
  Present term                                                      13 years

ITEM 11. EXECUTIVE COMPENSATION

Pages 4-6

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Director                                            Number     Percentage of
                                                 of shares       outstanding
                                                                       stock

Dr. David H. Bush                                  47,600               4.01
Michael H. Blazo                                   20,012               1.69
Bruce J. Cady                                         500               0.04
Curt Carter                                         8,340               0.70
Patrick A. Cronin                                   2,654               0.22
Thomas K. Butterfield                              29,400               2.48
James A. Harrington                                33,512               2.82
Ernest W. Lefever                                   1,518               0.13
Tim Oesch                                           4,500               0.38
Charles Schiedegger                                11,598               0.98

Executive Officers and Directors, as a group, own 159,934 shares or 13.5% of 1,186,472 total outstanding shares of common stock of Corporation as of December 31, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Page 6

Item 14.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Executive Officer and Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(b) Changes in internal controls. There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company's Chief Executive Officer and Chief Financial Officer.



Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) The following financial statement schedules of the Corporation and Bank are included in the Annual Report to its stockholders for the year ended 2002 and are incorporated herein by reference in Item 8:

Balance Sheets--December 31, 2002 and 2001                                                Page 3
Statements of Income--years ended December 31, 2002, 2001 and 2000                        Page 5
Statements of Changes in Stockholders' equity--years ended December 31, 2002, 2001 and    Page 4
2000
Statements of Cash Flows--years ended December 31, 2002, 2001 and 2000                    Page 6
Notes to Financial Statements                                                             Pages 7-14
Report of Independent Public Accountants dated January 22, 2003                           Page 15

(a)(2) Not applicable

(a)(3) The following exhibits are required to be filed with this report by item 14(c):

(3) Articles of Incorporation and By-laws (previously filed as Exhibits to the Corporation's registration statement on form 8-A, filed January 24, 1989 and incorporated herein by reference).

(13) Annual Report to Stockholders for the year ended December 31, 2002 (filed herewith)

(21) Subsidiary of the Registrant: Lapeer County Bank & Trust Co., a Michigan Corporation

(b) Two reports on form 8-K were filed during the last quarter of the year covered by this report in response to Regulation FD. Reports were file on November 18, 2002 and December 03, 2002.

(c) See (a)(3)

(d) Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      County Bank Corp

                                      /s/ Joseph H. Black
                                      -------------------
                                      By:
                                      Joseph H. Black
                                      Treasurer and Chief Financial Officer
                                      Date: March 25, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                      /s/ Curt Carter
                                      Curt Carter, President and Chief Executive
                                      Officer
                                      Date: March 25, 2003

                                      /s/ Joseph H. Black
                                      Joseph H. Black, Treasurer and Chief
                                      Financial Officer
                                      Date:  March 25, 2003



         /s/ David H Bush
         ----------------
         David H. Bush, Director, Date: March 25, 2003

         /s/ James F. Harrington
         -----------------------
         James F. Harrington, Director, Date: March 25, 2003

         /s/ Patrick A. Cronin
         ---------------------
         Patrick A. Cronin, Director, Date: March 25, 2003

         /s/ Timothy Oesch
         -----------------
         Timothy Oesch, Director, Date: March 25, 2003

         /s/ Thomas K. Butterfield
         -------------------------
         Thomas K. Butterfield, Director, Date: March 25, 2003

         /s/ Ernest W. Lefever
         ---------------------
         Ernest W. Lefever, Director, Date: March 25, 2003

                                 CERTIFICATIONS

         I, Curt Carter, certify that:

         1. I have reviewed this annual report on Form 10-K of County Bank
Corp.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

By: /s/ Curt Carter
    ---------------
    Curt Carter, President and Chief Executive Officer

         I, Joseph H. Black, certify that:

         6. I have reviewed this annual report on Form 10-K of County Bank
Corp.;

         7. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         8. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         9. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         d) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         e) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         f) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         10. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         c) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         d) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

By: /s/ Joseph H. Black
    -------------------
    Joseph H. Black, Treasurer and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION

(3) Articles of Incorporation and By-laws (previously filed as Exhibits to the Corporation's registration statement on form 8-A, filed January 24, 1989 and incorporated herein by reference.

(13) Annual Report to Stockholders for the year ended December 31, 2002 (filed herewith)

(21) Subsidiary of the Registrant: Lapeer County Bank & Trust Co., a Michigan Corporation

(99.1) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99.2) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002