Form 10-Q
period 2003-03-31
COUNTY BANK CORP
filed 2003-05-13
CIK 830480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   ---                        EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2003
                         Commission file number: 0-17482

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


There are 1,186,472 shares of common stock outstanding as of March 31, 2003.

                                COUNTY BANK CORP

                                    FORM 10-Q

                      For the Quarter ended March 31, 2003

PART I: FINANCIAL INFORMATION                                                        PAGE

     Item 1. Financial Statements

         Balance Sheets-
         At March 31, 2003 and December 31, 2002                                      4

         Statements of Income-
         For the three months ended March 31, 2003 and March 31, 2002                 5

         Statement of Cash Flows
         For the three months ended March 31, 2003 and March 31, 2002                 6

         Notes to Financial Statements                                                7

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and the Results of Operations                     8

       Item 3.  Quantitative and Qualitative Disclosures about Market Risk            9

       Item 4.  Controls and Procedures                                              10


PART II: OTHER INFORMATION

        Item 1.  Legal Proceedings                                                    10

        Item 6.  Exhibits and Reports of Form 8-K                                     10

All items except those set forth above are inapplicable and have been omitted.

SIGNATURES                                                                            11


This report includes forward-looking statements within the meaning of section 27a of the Securities Act of 1933, as amended, which involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include the economic environment, competition, products and pricing in the geographic area and business areas in which County Bank Corp (the Corporation) operates, prevailing interest rates, changes in government regulations and policies affecting financial services companies, credit quality and credit risk management, changes in the banking industry including the effects of consolidation resulting from possible mergers of financial institutions, acquisitions and integration of acquired businesses. The Corporation undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

Part I -- Financial Information

Item I -- Financial Statements

Introduction to Financial Statements

The consolidated financial statements of County Bank Corp and subsidiary, Lapeer County Bank & Trust Co., have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with financial statements and the notes thereto included in County Bank Corp's Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2002.

The financial information presented reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the year.

Critical Accounting Policies

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

CONSOLIDATED FINANCIAL STATEMENTS
BALANCE SHEETS (in thousands)

                                                                          March 31     December 31
                                                                            2003          2002


ASSETS
Cash and due from banks                                                    $ 10,824      $ 14,401
Investment securities available for sale                                     32,653        34,690
Investment securities held to maturity                                       23,827        24,040
Other securities                                                                541           541
                                                                         ----------     ---------
   Total investment securities                                               57,021        59,271
Federal funds sold                                                           15,400         5,850
Loans                                                                       155,821       155,315
   Less: Reserve for possible loan losses                                     2,172         2,165
                                                                         ----------     ---------
      Net loans                                                             153,649       153,150
Bank premises and equipment                                                   4,962         4,934
Interest receivable and other assets                                          2,950         2,710
                                                                         ----------     ---------
   TOTAL ASSETS                                                            $244,806      $240,316
                                                                         ==========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES:


Deposits:
   Noninterest-bearing demand                                              $ 38,734      $ 33,704
   Interest bearing demand                                                   63,026        66,809
   Savings                                                                   53,018        50,215
   Time                                                                      57,142        57,690
                                                                         ----------     ---------
      Total deposits                                                        211,920       208,418
Interest payable and other liabilities                                        2,731         2,483
                                                                         ----------     ---------
  TOTAL LIABILITIES                                                         214,651       210,901
STOCKHOLDERS' EQUITY
Common Stock-$5.00 par value, 3,000,000 shares
 authorized and 1,186,472 shares outstanding                                  5,932         5,932
Surplus                                                                       8,634         8,634
Undivided profits                                                            13,266        12,595
Unrealized gains and losses on securities available
 for sale                                                                     2,323         2,254
                                                                         ----------     ---------
   TOTAL STOCKHOLDERS' EQUITY                                                30,155        29,415
                                                                         ----------     ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $244,806      $240,316
                                                                         ==========     =========

CONSOLIDATED INCOME STATEMENTS

(in thousands)                                         Three months ended
                                                           March 31
                                                        2003       2002
INTEREST INCOME
Interest and fees on loans                            $   2,640   $   2,602
Interest on investments: taxable                            288         423
Interest on investments: nontaxable                         346         351
Interest on Federal funds sold                               33          28
                                                      ---------   ---------
   TOTAL INTEREST INCOME                                  3,307       3,404

INTEREST EXPENSE
  Demand deposits                                           134         240
  Savings deposits                                          117         162
  Time deposits                                             504         611
  Interest on Federal funds purchased                         -           -
                                                      ---------   ---------
    TOTAL INTEREST EXPENSE                                  755       1,013
                                                      ---------   ---------
NET INTEREST INCOME                                       2,552       2,391
Provision for possible loan losses                           15          60
                                                      ---------   ---------
NET INTEREST INCOME AFTER PROVISION
 FOR POSSIBLE LOAN LOSSES                                 2,537       2,331
OTHER INCOME
Service fees on loan and deposit accounts                   294         278
Other                                                       364         379
                                                      ---------   ---------
  TOTAL OTHER INCOME                                        658         657
OTHER EXPENSES
Salaries and employee benefits                            1,216       1,111
Net occupancy expense                                       241         242
Other                                                       484         445
                                                      ---------   ---------
 TOTAL OTHER EXPENSE                                      1,941       1,798
 INCOME BEFORE PROVISION FOR FEDERAL
   INCOME TAX                                             1,254       1,190
Provision for Federal income tax                            300         283
                                                      ---------   ---------
NET INCOME                                                  954         907
                                                      =========   =========


EARNINGS PER SHARE
Net income                                            $    0.80   $    0.76
Cash dividend declared                                $    0.24   $    0.22

STATEMENT OF CASH FLOWS

(in thousands)                                            Three months ended
                                                              March 31
                                                           2003         2002

Cash flows from operating activities
Net income                                               $     954    $    907
Adjustments to reconcile net income to net cash
  provided from operating activities
Depreciation and amortization                                  103         115
Provision for loan losses                                       15          60
Net amortization and accretion of securities                    53          58
Net change in accrued interest receivable and other          (292)       (285)
Net change in accrued interest payable and other               214         228
                                                         ---------    --------

Net cash provided by operating activities                    1,047      1,083


Cash flows from investing activities
Proceeds from maturities of investment securities: AFS       3,510      3,765
Proceeds from maturities of investment securities: HTM         202        287
Purchase of investment securities: AFS                     (1,410)    (3,306)
Purchase of investment securities: HTM                          --      (354)
Net increase in loans                                        (514)      (741)
Proceeds from the sale of other real estate                     52
Premises and equipment expenditures                          (131)       (33)
                                                         ---------   --------

Net cash provided by (used in) investing activities          1,709      (382)


Cash flows from financing activities
Net increase in interest bearing and
  non-interest bearing demand accounts                       1,247        836
Net increase in savings and time deposits                    2,255      1,389
Cash dividends paid                                          (285)      (261)
                                                         ---------   --------


Net cash provided by financing activities                    3,217      1,964
                                                         ---------   --------

Net increase in cash and equivalents                         5,973      2,665
Cash and equivalents at beginning of year                $  20,251   $ 19,933
                                                         ---------   --------


Cash and equivalents at end of period                    $  26,224   $ 22,598
                                                         =========   ========

Cash paid for:
Interest                                                 $     773   $  1,026
Income taxes                                                    --         --

NOTE 1. INVESTMENTS
(in thousands)


The carrying amount and approximate market value of securities held to maturity were as follows


                                                                  March 31, 2003
                                                      Amortized       Gross         Gross       Estimated
                                                        Cost        Unrealized    Unrealized     Market
                                                                      Gains         Losses        Value
Obligations of states and political subdivisions      $21,179       $ 1,222       $    14       $22,387
Mortgage-backed securities                              2,648           113            --         2,761
                                                      -------       -------       -------       -------
                                                      $23,827       $ 1,335       $    14       $25,148
  Total                                               =======       =======       =======       =======


The carrying amount and approximate market value of securities held to maturity were as follows


                                                                December 31, 2002
                                                      Amortized       Gross        Gross        Estimated
                                                        Cost        Unrealized   Unrealized      Market
                                                                      Gains        Losses         Value

Obligations of states and political subdivisions       $21,224       $ 1,339       $     5       $22,558
Mortgage-backed securities                               2,816            88            --         2,904
                                                       -------       -------       -------       -------
  Total                                                $24,040       $ 1,427       $     5       $25,462
                                                       =======       =======       =======       =======


The carrying amount and approximate market value of securities available for sale were as follows

                                                                  March 31, 2003
                                                       Amortized     Gross          Gross      Estimated
                                                         Cost      Unrealized     Unrealized     Market
                                                                     Gains          Losses        Value
U.S. Government securities and obligations of
  U.S. Government corporations and political
     subdivisions                                      $ 5,273      $    49         $    14      $ 5,308
Obligations of states and political subdivisions         7,744          478               7        8,215
Corporate securities                                     2,966        2,719              61        5,624
Mortgage-backed securities                              13,151          355              --       13,506
                                                       -------      -------         -------      -------
  Total                                                $29,134      $ 3,601         $    82      $32,653
                                                       =======      =======         =======      =======

The carrying amount and approximate market value of securities available for sale were as follows


                                                                 December 31,2002
                                                       Amortized      Gross         Gross      Estimated
                                                         Cost       Unrealized    Unrealized     Market
                                                                      Gains         Losses        Value
U.S. Government securities and obligations of
  U.S. Government corporations and political
     subdivisions                                      $ 6,008       $    70       $     1       $ 6,077

Obligations of states and political subdivisions         7,605           505             1         8,109
Corporate securities                                     2,974         2,584            --         5,558
Mortgage-backed securities                              14,688           327            69        14,946
                                                       -------       -------       -------       -------
  Total                                                $31,275       $ 3,486       $    71       $34,690
                                                       =======       =======       =======       =======

NOTE 2. LOANS

(in thousands)                                                   3/31/03          3/31/02

Commercial                                                     $  84,605        $  65,428
Real estate mortgage                                              37,702           38,406
Installment                                                       24,212           25,046
                                                              ----------       ----------
Construction                                                       9,302           14,910
                                                              $  155,821       $  143,790
                                                              ==========       ==========


Transactions in the reserve for possible loan losses were as follows for the three months ended March 31:

                                                                  2003             2002
Beginning balance at beginning of period                       $   2,165        $   2,139
Provision charged to earnings                                         15               60
Loans charged off                                                     21                6
Recoveries                                                            13                2
                                                               ---------        ---------
Balance at end of the period                                   $   2,172        $   2,195
                                                               =========        =========

Reserve as a percent of total loans                                1.39%            1.53%

Loans outstanding to executive officers, directors,            $   3,631        $   3,356
principal shareholders and their related companies. In
the opinion of management, such loans were made on the
same terms and conditions as those to other borrowers
and did not involve more that the normal risk of
collectability

ITEM 2. MANAGEMENTS' DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

Financial Condition

The Corporation experienced moderate loan demand through the first quarter. Net loans increased $506,000 in the first three months. New loan activity was mild in commercial loan categories. Mortgage loan activity increased as a result of low interest rates, but most of the eligible loans were sold in the secondary market. The demand for traditional consumer loans remained soft, although the Corporation has experienced success with targeted promotions. Home equity lines of credit increased, although many credit lines were rewritten in mortgage restructuring.

Savings deposits increased while interest bearing demand deposits decreased during the first three months of the year. Our Choice product, which offers a short term market rate with check writing privileges declined due to continued low rates. Balances in non-interest bearing demand accounts increased in anticipation of tax payments. Deposit customers are waiting for increases in deposit rates.

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

Capital Resources

The Corporation paid a quarterly dividend of $.24 per share during the first quarter. Strong capital ratios in excess of regulatory requirements enabled the Board of Directors to take this action. The Corporation's tier one risk-based capital ratio was 17.4% on March 31, 2003 after payment of the dividends. Financial institutions are considered to be adequately capitalized if this ratio exceed 4.0% and well capitalized if the ratio exceeds 6.0%. The primary use of the Corporation's capital is to support growth. The Corporation is remodeling and modernizing its main office facilities to support operations for the future.

Results of Operations

Stable interest rates created challenges for the Bank's interest margin. The Bank's asset and liability repricing opportunities are closely matched over the short term. Pressure builds from loan customers seeking to lock interest rates for longer terms and deposit customers are more sensitive to competitor's interest rate offerings. The quarterly FTE return on average assets for the first quarter fell to 4.53% from 4.58% in the fourth quarter of 2002. The interest spread declined from 4.50% to 4.46%. Management anticipates that the Federal Reserve Bank will make fewer changes to interest rates in the next few quarters and pressure on the interest margin will increase as more assets reprice at a lower return. Loan rates are carefully negotiated to maintain margin, particularly when fixed rate financing is requested. Other income and other expense categories performed at the comparable levels to previous years. The Bank's return on average assets was 1.57% during the first quarter.

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

Activity related to the reserve for loan losses resulted in net charged off loans of $8,000 in the first quarter of 2003. Management continues to fund the reserve for loan losses based on deteriorating economic conditions in the immediate market area related to the slow down in the automobile industry. Higher losses and delinquency ratios are anticipated, although they are not expected to become unmanageable.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation reported market risk detail in its 10-K filing for the year ended December 31, 2002. There have been no events or changes to the Corporations' assets and liabilities that significantly alter those risk disclosures.

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

         B) A form 8-K was filed on March 5, 2003 in response to regulation FD containing a press release relative to the payment of the first quarter dividend.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

May 12, 2003


                                           COUNTY BANK CORP

                                           /s/ Joseph H. Black
                                           -------------------
                                           Joseph H. Black
                                           Treasurer and Chief Financial Officer

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

Date:  May 12, 2003
By:

/s/ Curt Carter
---------------
Curt Carter
President and Chief Executive Officer

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

Date:  May 12, 2003
By:

/s/ Joseph H. Black
-------------------
Joseph H. Black
Treasurer and Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.                            DESCRIPTION
-----------                            -----------

99.1 Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


99.2 Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002