Form 10-Q
period 2003-06-30
COUNTY BANK CORP
filed 2003-08-14
CIK 830480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     ---                       EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2003
                         Commission file number: 0-17482

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---                             ACT OF 1934
                  For the transition period from          to
                                                ---------    ---------


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


There are 1,186,472 shares of common stock outstanding as of June 30, 2003

                                COUNTY BANK CORP

                                    FORM 10-Q

                       For the Quarter ended June 30, 2003

                                                                                              PAGE
PART I: FINANCIAL INFORMATION

     Item 1. Financial Statements

         Balance Sheets-
         At June 30, 2003 and December 31, 2002                                                 4

         Statements of Income-
         For the three months and six months ended June 30, 2003 and June 30, 2002              5

         Statement of Cash Flows
         For the six months ended June 30, 2003 and June 30, 2002                               6

         Notes to Financial Statements                                                          7

     Item 2.  Management's Discussion and Analysis of
     Financial Condition and the Results of Operations                                          8

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                        9

     Item 4.  Controls and Procedures                                                          10


PART II: OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                10

     Item 6.  Exhibits and Reports of Form 8-K                                                 10

All items except those set forth above are inapplicable and have been omitted.

SIGNATURES                                                                                     14


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

Critical Accounting Policies

The nature of the financial services industry is such that, other than described below, the use of estimates and management judgment are not likely to present a material risk to the financial statements. In cases where estimates or management judgment are required, internal controls and processes are established to provide assurance that such estimates and management judgments are materially correct to the best of management's knowledge.

Allowance for Loan Losses. Accounting for loan classifications, accrual status, and determination of the allowance for loan losses is based on regulatory guidance. This guidance includes, but is not limited to, generally accepted accounting principles, the uniform retail credit classification and joint policy statement on the allowance for loan losses methodologies issued by the Federal Financial Institutions Council. Accordingly, the allowance for loan losses includes a reserve calculation based on an evaluation of loans determined to be impaired, risk ratings, historical losses, loans past due, and other subjective factors.

CONSOLIDATED FINANCIAL STATEMENTS
BALANCE SHEETS (in thousands)

                                                                                        (Unaudited)
                                                                                          June 30       December 31
                                                                                           2003            2002
ASSETS
Cash and due from banks                                                                 $   11,836      $   14,401
Investment securities held to maturity                                                      24,437          24,040
Investment securities available for sale                                                    36,587          34,690
Other securities                                                                               541             541
                                                                                        ----------      ----------
   Total investment securities                                                              61,565          59,271
Federal funds sold                                                                          12,250           5,850
Loans                                                                                      154,107         155,315
   Less: Reserve for possible loan losses                                                    2,161           2,165
                                                                                        ----------      ----------
      Net loans                                                                            151,946         153,150
Bank premises and equipment                                                                  5,453           4,934
Interest receivable and other assets                                                         2,739           2,710
                                                                                        ----------      ----------
   TOTAL ASSETS                                                                         $  245,789      $  240,316
                                                                                        ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Non-interest bearing demand                                                          $   39,799      $   33,704
   Interest bearing demand                                                                  60,786          66,809
   Savings                                                                                  54,232          50,215
   Time                                                                                     57,144          57,690
                                                                                        ----------      ----------
      Total deposits                                                                       211,961         208,418
Interest payable and other liabilities                                                       2,778           2,483
                                                                                        ----------      ----------
   TOTAL LIABILITIES                                                                       214,739         210,901
STOCKHOLDERS' EQUITY
Common Stock-$5.00 par value, 3,000,000 shares
  authorized and 1,186,472 shares outstanding                                                5,932           5,932
Surplus                                                                                      8,634           8,634
Undivided profits                                                                           13,916          12,595
Unrealized gains and losses on securities available
  for sale                                                                                   2,568           2,254
                                                                                        ----------      ----------
     TOTAL STOCKHOLDERS' EQUITY                                                             31,050          29,415
                                                                                        ----------      ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  245,789      $  240,316
                                                                                        ==========      ==========

CONSOLIDATED INCOME STATEMENTS
(in thousands)

                                                                 (Unaudited)                   (Unaudited)
                                                             Three months ended            Six months ended
                                                                   June 30                      June 30
                                                            2003            2002           2003          2002

INTEREST INCOME
Interest and fees on loans                                 $   2,590      $   2,636      $   5,230     $   5,238
Interest on investments: taxable                                 264            444            552           867
Interest on investments: nontaxable                              344            348            690           699
Interest on Federal funds sold                                    51             45             84            73
                                                           ---------      ---------      ---------     ---------
     TOTAL INTEREST INCOME                                     3,249          3,473          6,556         6,877
INTEREST EXPENSE
   Demand deposits                                               122            236            256           476
   Savings deposits                                              124            174            241           336
   Time deposits                                                 482            582            986         1,193
   Interest on Federal funds purchased

      TOTAL INTEREST EXPENSE                                     728            992          1,483         2,005
                                                           ---------      ---------      ---------     ---------
NET INTEREST INCOME                                            2,521          2,481          5,073         4,872
Provision for possible loan losses                                15             50             30           110
                                                           ---------      ---------      ---------     ---------
NET INTEREST INCOME AFTER PROVISION
   FOR POSSIBLE LOAN LOSSES                                    2,506          2,431          5,043         4,762
OTHER INCOME
Service fees on loan and deposit accounts                        292            290            586           568
Other                                                            399            404            763           783
                                                           ---------      ---------      ---------     ---------
     TOTAL OTHER INCOME                                          691            694          1,349         1,351
OTHER EXPENSES
Salaries and employee benefits                                 1,229          1,124          2,445         2,235
Net occupancy expense                                            235            240            476           482
Other                                                            508            536            992           981
                                                           ---------      ---------      ---------     ---------
    TOTAL OTHER EXPENSE                                        1,972          1,900          3,913         3,698
INCOME BEFORE PROVISION FOR FEDERAL
  INCOME TAX                                                   1,225          1,225          2,479         2,415
Provision for Federal income tax                                 290            292            590           575
                                                           ---------      ---------      ---------     ---------
NET INCOME                                                       935            933          1,889         1,840
                                                           =========      =========      =========     =========
EARNINGS PER SHARE
Net income                                                 $    0.79      $    0.79      $    1.59     $    1.55
Cash dividend declared                                     $    0.24      $    0.22      $    0.48     $    0.44

STATEMENT OF CASH FLOWS
(in thousands)

                                                                                                 (Unaudited)
                                                                                              Six months ended
                                                                                                   June 30
                                                                                            2003            2002
Cash flows from operating activities
Net income                                                                               $   1,889       $   1,840
Adjustments to reconcile net income to net cash
  provided from operating activities
Depreciation                                                                                   206             230
Provision for loan losses                                                                       30             110
Net amortization and accretion of securities                                                   121             111
Deferred income taxes                                                                            -               -
Net gain on sale of investment securities                                                        -               -
Gain on other real estate owned                                                                  -             (31)
Net change in accrued interest receivable                                                      (81)           (133)
Net change in accrued interest payable and other                                               134             (20)
                                                                                         ---------       ---------

Net cash provided by operating activities                                                    2,299           2,107

Cash flows form investing activities
Proceeds from calls of investment securities: AFS                                            2,097           2,552
Proceeds from maturities of investment securities: AFS                                       3,986           2,000
Proceeds from calls of investment securities: HTM                                              513             652
Proceeds from maturities of investment securities: HTM                                       1,116           1,497
Purchase of investment securities: AFS                                                      (7,608)         (8,032)
Purchase of investment securities: HTM                                                      (2,043)           (601)
Net (increase) decrease in loans                                                             1,174          (4,549)
Proceeds from the sale of other real estate                                                     52             201
Premises and equipment expenditures                                                           (725)           (418)
                                                                                         ---------       ---------

Net cash used in investing activities                                                       (1,438)         (6,698)

Cash flows from financing activities
Net increase in interest bearing and
  non-interest bearing demand accounts                                                          72              84
Net increase in savings and time deposits                                                    3,471           2,015
Cash dividends paid                                                                           (569)           (522)
                                                                                         ---------       ---------

Net cash provided by financing activities                                                    2,974           1,577
                                                                                         ---------       ---------

Net increase (decrease) in cash and equivalents                                              3,835          (3,014)
Cash and equivalents at beginning of year                                                   20,251          19,933
                                                                                         ---------       ---------

Cash and equivalents at end of period                                                    $  24,086       $  16,919
                                                                                         =========       =========

Cash paid for:
Interest                                                                                 $   1,520       $   2,064
Income taxes                                                                             $     634       $     632

NOTE 1. INVESTMENTS
(in thousands)

The carrying amount and approximate market value of securities held to maturity were as follows

                                                                              June 30, 2003
                                                                          Gross           Gross        Estimated
                                                         Amortized      Unrealized      Unrealized       Market
                                                            Cost           Gains          Losses         Value
Obligations of states and political subdivisions         $   21,981      $   1,626       $      5      $  23,602
Mortgage-backed securities                                    2,456             92              -          2,548
                                                         ----------      ---------       --------      ---------
  Total                                                  $   24,437      $   1,718       $      5      $  26,150
                                                         ==========      =========       ========      =========

The carrying amount and approximate market value of securities held to maturity were as follows

                                                                             December 31, 2002
                                                                          Gross           Gross        Estimated
                                                         Amortized      Unrealized      Unrealized       Market
                                                            Cost          Gains           Losses         Value
Obligations of states and political subdivisions         $   21,224      $   1,339       $      5      $  22,558
Mortgage-backed securities                                    2,816             88              -          2,904
                                                         ----------      ---------       --------      ---------
  Total                                                  $   24,040      $   1,427       $      5      $  25,462
                                                         ==========      =========       ========      =========

The carrying amount and approximate market value of securities available for sale were as follows

                                                                              June 30, 2003
                                                                          Gross           Gross        Estimated
                                                         Amortized      Unrealized      Unrealized       Market
                                                            Cost           Gains          Losses         Value
U.S. Government securities and obligations of
  U.S. Government corporations and political
  subdivisions                                           $    7,268      $      89       $      -      $   7,357
Obligations of states and political subdivisions              8,464            726              -          9,190
Corporate securities                                          2,957          2,889             53          5,793
Mortgage-backed securities                                   14,007            278             38         14,247
                                                         ----------      ---------       --------      ---------
  Total                                                  $   32,696      $   3,982       $     91      $  36,587
                                                         ==========      =========       ========      =========

The carrying amount and approximate market value of securities available for sale were as follows

                                                                             December 31, 2002
                                                                          Gross           Gross        Estimated
                                                         Amortized      Unrealized      Unrealized       Market
                                                            Cost          Gains           Losses         Value
U.S. Government securities and obligations of
  U.S. Government corporations and political
  subdivisions                                           $    6,008      $      70       $      1      $   6,077
Obligations of states and political subdivisions              7,605            505              1          8,109
Corporate securities                                          2,974          2,584              -          5,558
Mortgage-backed securities                                   14,688            327             69         14,946
                                                         ----------      ---------       --------      ---------
  Total                                                  $   31,275      $   3,486       $     71      $  34,690
                                                         ==========      =========       ========      =========

NOTE 2. LOANS
(in thousands)

                                                          6/30/03         12/31/02
Commercial                                               $  82,398       $  81,349
Real estate mortgage                                        40,339          37,265
Installment                                                 22,394          20,413
Construction                                                 8,976          16,288
                                                         ---------       ---------
                                                         $ 154,107       $ 155,315
                                                         =========       =========

Transactions in the reserve for possible loan losses were as follows for the six months ended June 30:

                                                           2003            2002
Beginning balance at beginning of period                 $   2,165       $   2,139
Provision charged to earnings                                   30             110
Loans charged off                                               52              52
Recoveries                                                      18               5
                                                         ---------       ---------
Balance at end of the period                             $   2,161       $   2,202
                                                         =========       =========

Reserve as a percent of total loans                           1.40%           1.42%

Loans outstanding to executive officers, directors,
principal shareholders and their related companies.
In the opinion of management, such loans were made
on the same terms and conditions as those to other
borrowers and did not involve more than the normal
risk of collectability                                   $   4,356       $   3,188


ITEM 2. MANAGEMENTS' DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

Financial Condition

The Corporation experienced moderate loan demand through the second quarter. Net loans decreased $1,174,000 in the first six months. New loan activity was mild in commercial loan categories and did not replace commercial loan repayments. Mortgage loan activity remained strong as a result of low interest rates, but most of the eligible loans were sold in the secondary market. The demand for traditional consumer loans remained soft. Home equity lines of credit increased, although many credit lines were rewritten in mortgage restructuring.

Savings deposits increased while interest bearing demand deposits decreased during the first six months of the year. Our Choice product, which offers a short term market rate with check writing privileges declined due to continued low rates. Balances in non-interest bearing demand accounts increased. Deposit customers are waiting for increases in deposit rates and continue to seek the safety of principal.

Activity in the investment portfolio increased as loan demand moderated. Cash flow from mortgage backed securities increased as a result of low interest rates and the refinancing activity. Municipal investments increased as bonds were purchased with shorter maturities to obtain yield yet a shorter duration of the portfolio. The Corporation is shortening its securities investment targets in anticipation of rising rates. The Corporation continues to seek investment opportunities to supplement income but remain liquid enough to meet loan demand.

Capital Resources

The Corporation paid a quarterly dividend of $.24 per share during the first and second quarters. Strong capital ratios in excess of regulatory requirements enabled the Board of Directors to take this action. The Corporation's tier one risk-based capital ratio was 18.0 on June 30, 2003 after payment of the dividends. Financial institutions are adequately capitalized if this ratio exceeds 4.0% and well capitalized if the ratio exceeds 6.0%. The primary use of the Corporation's capital is to support growth. The Corporation is remodeling and modernizing its main office facilities and building a new branch in Deerfield Township to support operations for the future.

Results of Operations

Stable then declining interest rates created challenges for the Bank's interest margin. The Bank's asset and liability repricing opportunities are closely matched over the short term. Pressure builds from loan customers seeking to lock interest rates for longer terms and deposit customers are more sensitive to competitor's interest rate offerings. The quarterly FTE return on average assets for the second quarter fell to 4.39% from 4.53% in the first quarter of 2003. The interest spread declined from 4.46% to 4.32%. Management anticipates that the Federal Reserve Bank will make few changes to interest rates in the next few quarters and pressure on the interest margin will increase as more assets reprice at a lower return. Loan rates are carefully negotiated to maintain margin, particularly when fixed rate financing is requested. Other income and other expense categories performed at the comparable levels to previous years. The Bank's return on average assets was 1.51% during the second quarter.

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

Activity related to the reserve for loan losses resulted in net charged off loans of $26,000 in the second quarter of 2003. Management continues to fund the reserve for loan losses based on deteriorating economic conditions in the immediate market area related to the slow down in the automobile industry. Higher losses and delinquency ratios are anticipated, although they are not expected to become unmanageable.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.

ITEM 1. LEGAL PROCEEDINGS

The Corporation from time to time is involved in legal proceedings arising in the ordinary course of business, which in aggregate involve amounts that are believed by management to be immaterial to the financial condition of the Corporation. The Corporation is not currently involved in legal proceedings that are of a material nature.

ITEM 6. EXHIBITS AN REPORTS OF FORM 8-K

A)   Exhibits

     EX-31.1   Certification of Chief Executive Officer pursuant to Section 302

     EX-31.2   Certification of Chief Financial Officer Pursuant to Section 302

     EX-32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     EX-32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B) A form 8-K was filed on June 2, 2003 in response to regulation FD containing a press release relative to the payment of the second quarter dividend.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

August 13, 2003


                                       COUNTY BANK CORP



                                       /s/Joseph H. Black
                                       ------------------
                                       Joseph H. Black
                                       Treasurer and Chief Financial Officer

                               10-Q EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION

EX-31.1        Certification of Chief Executive Officer pursuant to Section 302

EX-31.2        Certification of Chief Financial Officer Pursuant to Section 302

EX-32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002