Form 10-Q
period 2003-09-30
COUNTY BANK CORP
filed 2003-11-14
CIK 830480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    ---                       EXCHANGE ACT OF 1934
                    For the Quarter ended September 30, 2003
                         Commission file number: 0-17482

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---                                ACT OF 1934
                  For the transition period from ____ to _____



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


There are 1,186,472 shares of common stock outstanding as of September 30, 2003.

                                COUNTY BANK CORP

                                    FORM 10-Q

                    For the Quarter ended September 30, 2003

PART I: FINANCIAL INFORMATION                                              PAGE

     Item 1. Financial Statements

          Balance Sheets-At September 30, 2003 and December 31, 2002         4

          Statements of Income-For the three months and nine months
          ended September 30, 2003 and September 30, 2002                    5

          Statement of Cash Flows
          For the nine months ended September  30, 2003 and
          September 30, 2002                                                 6

          Notes to Financial Statements                                      7

     Item 2.  Management's Discussion and Analysis of
     Financial Condition and the Results of Operations                       8

     Item 3.  Quantitative and Qualitative Disclosures about Market
     Risk                                                                    9

     Item 4.  Controls and Procedures                                       10


PART II: OTHER INFORMATION

     Item 1.  Legal Proceedings                                             10

     Item 6.  Exhibits and Reports of Form 8-K                              10

All items except those set forth above are inapplicable and have been omitted.

SIGNATURES                                                                  14

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

CONSOLIDATED FINANCIAL
STATEMENTS


BALANCE SHEETS (in thousands)                                                          (Unaudited)
                                                                                      September 30      December 31
                                                                                          2003             2002
ASSETS
Cash and due from banks                                                                 $ 10,979         $ 14,401
Investment securities held to maturity                                                    23,932           24,040
Investment securities available for sale                                                  39,447           34,690
Other securities                                                                             541              541
                                                                                        --------         --------
   Total investment securities                                                            63,920           59,271
Federal funds sold                                                                        15,450           5,850
Loans                                                                                    150,520          155,315
   Less: Reserve for possible loan losses                                                  2,160            2,165
                                                                                        --------         --------
      Net loans                                                                          148,360          153,150
Bank premises and equipment                                                                5,860            4,934
Interest receivable and other assets                                                       2,923            2,710
                                                                                        --------         --------
   TOTAL ASSETS                                                                         $247,492         $240,316
                                                                                        ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Non-interest bearing demand                                                          $ 41,323         $ 33,704
   Interest bearing demand                                                                60,189           66,809
   Savings                                                                                54,798           50,215
   Time                                                                                   57,320           57,690
                                                                                        --------         --------
      Total deposits                                                                     213,630          208,418
Interest payable and other liabilities                                                     2,517            2,483
                                                                                        --------         --------
   TOTAL LIABILITIES                                                                     216,147          210,901

STOCKHOLDERS' EQUITY
Common Stock-$5.00 par value, 3,000,000 shares
  authorized and 1,186,472 shares outstanding                                              5,932            5,932
Surplus                                                                                    8,634            8,634
Undivided profits                                                                         14,500           12,595
Unrealized gains and losses on securities available for sale                               2,279            2,254
                                                                                        --------         --------
   TOTAL STOCKHOLDERS' EQUITY                                                             31,345           29,415
                                                                                        --------         --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $247,492         $240,316
                                                                                        ========         ========


CONSOLIDATED INCOME STATEMENTS                                     (Unaudited)                         (Unaudited)
(in thousands)                                                   Three months ended                 Nine months ended
                                                                   September 30                       September 30
                                                              2003              2002              2003             2002
INTEREST INCOME
Interest and fees on loans                                 $   2,415         $   2,690         $   7,645        $   7,928
Interest on investments: taxable                                 247               387               799            1,254
Interest on investments: nontaxable                              359               349             1,049            1,048
Interest on Federal funds sold                                    42                21               126               94
                                                           ---------         ---------         ---------        ---------
     TOTAL INTEREST INCOME                                     3,063             3,447             9,619           10,324
INTEREST EXPENSE
   Demand deposits                                               101               215               357              691
   Savings deposits                                              100               169               341              505
   Time deposits                                                 459               562             1,445            1,755
                                                           ---------         ---------         ---------        ---------
     TOTAL INTEREST EXPENSE                                      660               946             2,143            2,951
                                                           ---------         ---------         ---------        ---------
NET INTEREST INCOME                                            2,403             2,501             7,476            7,373
Provision for possible loan losses                                 5                20                35              130
                                                           ---------         ---------         ---------        ---------
NET INTEREST INCOME AFTER PROVISION
   FOR POSSIBLE LOAN LOSSES                                    2,398             2,481             7,441            7,243
OTHER INCOME
Service fees on loan and deposit accounts                        301               310               887              878
Other                                                            456               412             1,219            1,195
                                                           ---------         ---------         ---------        ---------
     TOTAL OTHER INCOME                                          757               722             2,106            2,073
OTHER EXPENSES
Salaries and employee benefits                                 1,266             1,168             3,711            3,403
Net occupancy expense                                            227               260               703              742
Other                                                            536               493             1,528            1,474
                                                           ---------         ---------         ---------        ---------
     TOTAL OTHER EXPENSE                                       2,029             1,921             5,942            5,619
INCOME BEFORE PROVISION FOR FEDERAL
   INCOME TAX                                                  1,126             1,282             3,605            3,697
Provision for Federal income tax                                 257               307               847              882
                                                           ---------         ---------         ---------        ---------
NET INCOME                                                       869               975             2,758            2,815
                                                           =========         =========         =========        =========

EARNINGS PER SHARE
Net income                                                 $    0.73         $    0.82         $    2.32        $    2.37
Cash dividend declared                                     $    0.24         $    0.22         $    0.72        $    0.66




STATEMENT OF CASH FLOWS                                                                         (Unaudited)
(in thousands)                                                                               Nine months ended
                                                                                               September 30
                                                                                          2003              2002
Cash flows from operating activities
Net income                                                                              $  2,758          $  2,815

Adjustments to reconcile net income to net cash
  provided from operating activities
Depreciation                                                                                 310               346
Provision for loan losses                                                                     35               130
Net amortization and accretion of securities                                                 139               166
(Gain) loss on other real estate owned                                                                         (31)
Net change in accrued interest receivable                                                   (265)              (76)
Net change in accrued interest payable and other                                              21               390
                                                                                        --------          --------

Net cash provided by operating activities                                                 2,998              3,740

Cash flows form investing activities
Proceeds from maturities of investment securities: AFS                                    11,357            10,949
Proceeds from maturities of investment securities: HTM                                     2,170             2,676
Purchase of investment securities: AFS                                                   (16,233)          (10,112)
Purchase of investment securities: HTM                                                    (2,043)           (1,043)
Net (increase) decrease in loans                                                           4,755            (8,580)
Proceeds from the sale of other real estate                                                   52               201

Premises and equipment expenditures
                                                                                          (1,236)             (744)
                                                                                        --------          --------

Net cash provided from (used in) investing
activities                                                                                (1,178)          (6,653)

Cash flows from financing activities
Net increase (decrease) in interest bearing and
  non-interest bearing demand accounts                                                       999            (5,769)
Net increase (decrease) in savings and time
deposits                                                                                   4,213             2,703
Cash dividends paid                                                                         (854)             (783)
                                                                                        --------          --------
Net cash provided from (used in) financing
activities                                                                                 4,358            (3,849)
                                                                                        --------          --------

Net increase (decrease) in cash and equivalents                                            6,178            (6,762)
Cash and equivalents at beginning of year                                                 20,251            19,933
                                                                                        --------          --------

Cash and equivalents at end of period                                                   $ 26,429          $ 13,171
                                                                                        ========          ========

Cash paid for:
Interest                                                                                $  2,212          $  3,046

Income taxes                                                                            $    905          $    726


NOTE 1. INVESTMENTS
(in thousands)

The carrying amount and approximate market value of securities held to maturity were as follows


                                                                              September 30, 2003

                                                         Amortized          Gross            Gross          Estimated
                                                            Cost          Unrealized       Unrealized         Market
                                                                            Gains            Losses           Value
Obligations of states and political subdivisions         $  21,722        $  1,626           $   5          $  23,343
Mortgage-backed securities                                   2,210              92               -              2,302
                                                         ---------        --------           -----          ---------
  Total                                                  $  23,932        $  1,718           $   5          $  25,645
                                                         =========        ========           =====          =========

The carrying amount and approximate market value of securities held to maturity were as follows


                                                                              December 31,2002
                                                         Amortized          Gross            Gross          Estimated
                                                            Cost          Unrealized       Unrealized         Market
                                                                            Gains            Losses           Value
Obligations of states and political subdivisions         $  21,224        $  1,339           $   5          $  22,558
Mortgage-backed securities                                   2,816              88               -              2,904
                                                         ---------        --------           -----          ---------
  Total                                                  $  24,040        $  1,427           $   5          $  25,462
                                                         =========        ========           =====          =========


The carrying amount and approximate market value of securities available for sale were as follows


                                                                            September 30, 2003
                                                         Amortized          Gross            Gross          Estimated
                                                            Cost          Unrealized       Unrealized         Market
                                                                            Gains            Losses           Value
U.S. Government securities and obligations of
  U.S. Government corporations and political             $  10,112        $     24           $  58          $  10,078
Obligations of states and political subdivisions            10,207             593              49             10,751
Corporate securities                                         2,949           2,875              44              5,780
Mortgage-backed securities                                  12,725             200              87             12,838
                                                         ---------        --------           -----          ---------
  Total                                                  $  35,993        $  3,692           $ 238          $  39,447
                                                         =========        ========           =====          =========


The carrying amount and approximate market value of securities available for sale were as follows


                                                                              December 31,2002
                                                         Amortized          Gross            Gross          Estimated
                                                            Cost          Unrealized       Unrealized         Market
                                                                            Gains            Losses           Value
U.S. Government securities and obligations of
  U.S. Government corporations and political
  subdivisions                                           $   6,008        $     70           $   1          $   6,077
Obligations of states and political subdivisions             7,605             505               1              8,109
Corporate securities                                         2,974           2,584               -              5,558
Mortgage-backed securities                                  14,688             327              69             14,946
                                                         ---------        --------           -----          ---------
  Total                                                  $  31,275        $  3,486           $  71          $  34,690
                                                         =========        ========           =====          =========

NOTE 2. LOANS


(in thousands)                                        9/30/2003       12/31/2002
Commercial                                            $  78,651       $  81,349
Real estate mortgage                                     37,641          37,265
Installment                                              24,450          20,413
Construction                                              9,778          16,288
                                                      ---------       ---------
                                                      $ 150,520       $ 155,315
                                                      =========       =========


Transactions in the reserve for possible loan losses were as follows for the nine months ended September 30:


                                                         2003             2002
Beginning balance at beginning of period               $  2,165        $  2,139
Provision charged to earnings                                35             130
Loans charged off                                            66              83
Recoveries                                                   26              15
                                                       --------        --------
Balance at end of the period                           $  2,160        $  2,201
                                                       ========        ========

Reserve as a percent of total loans                        1.44%           1.42%

Loans outstanding to executive officers,               $  4,110        $  2,938
directors, principal shareholders and their
related companies. In the opinion of management,
such loans were made on the same terms and
conditions as those to other borrowers and
did not involve more that the normal risk
of collectability


ITEM 2.  MANAGEMENTS' DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

Financial Condition

The Corporation experienced falling loan demand through the third quarter. Net loans decreased $4,755,000 in the first nine months. New loan activity in commercial loan categories did not replace commercial loan repayments. Mortgage loan activity moderated as a result of stable to rising interest rates. The demand for traditional consumer loans remained soft. Home equity lines of credit increased, although some credit lines were rewritten in mortgage restructuring.

Savings deposits increased while interest bearing demand deposits decreased during the first nine months of the year. Our Choice product, which offers a short term market rate with check writing privileges declined due to continued low rates. Balances in non-interest bearing demand accounts increased. Deposit customers are waiting for increases in deposit rates and continue to seek the safety of principal.

Activity in the investment portfolio increased as loan demand moderated. Cash flow from mortgage backed securities increased as a result of low interest rates and the refinancing activity. Municipal investments increased as bonds were purchased with shorter maturities to obtain yield yet shorten the duration of the portfolio. The Corporation is shortening its securities investment targets in anticipation of rising rates. The Corporation continues to seek investment opportunities to supplement income but remain liquid enough to meet loan demand.

Capital Resources

The Corporation paid a quarterly dividend of $.24 per share during the first and second quarters. Strong capital ratios in excess of regulatory requirements enabled the Board of Directors to take this action. The Corporation's tier one risk-based capital ratio was 18.3 on September 30, 2003 after payment of the dividends. Financial institutions are adequately capitalized if this ratio exceeds 4.0% and well capitalized if the ratio exceeds 6.0%. The primary use of the Corporation's capital is to support growth. The Corporation completed a new branch in Deerfield Township and is finalizing the modernization of its main office facilities to support operations for the future.

Results of Operations

Stable then declining interest rates and loan repayments reduced the Bank's interest margin. The Bank's asset and liability repricing opportunities are closely matched over the short term. Pressure builds from loan customers seeking to lock interest rates for longer terms and deposit customers are more sensitive to competitor's interest rate offerings. The quarterly FTE interest margin as percent of average assets for the third quarter fell to 4.17% from 4.39% in the second quarter of 2003. The interest spread declined from 4.32% to 4.14%. Management anticipates that the Federal Reserve Bank will make few changes to interest rates in the next few quarters and pressure on the interest margin will continue as more assets reprice at a lower return. Loan rates are carefully negotiated to maintain margin, particularly when fixed rate financing is requested. Other income and other expense categories performed at the comparable levels to previous years. The Bank's return on average assets was 1.39% during the third quarter.

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

Activity related to the reserve for loan losses resulted in net charged off loans of $6,000 in the third quarter of 2003. Management ceased funding the reserve for loan losses based on a strong ratio of loan loss reserve to total loans and stable risk factors in the loan portfolio.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.

ITEM 1.  LEGAL PROCEEDINGS

The Corporation from time to time is involved in legal proceedings arising in the ordinary course of business, which in aggregate involve amounts that are believed by management to be immaterial to the financial condition of the Corporation. The Corporation is not currently involved in legal proceedings that are of a material nature.

ITEM 6.  EXHIBITS AN REPORTS OF FORM 8-K

A) Exhibits

B) A form 8-K was filed on September 2, 2003 in response to regulation FD containing a press release relative to the payment of the second quarter dividend.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

November 13, 2003


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