Form 10-K
period 2003-12-31
COUNTY BANK CORP
filed 2004-03-29
CIK 830480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 10 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the fiscal year ended December 31, 2003
                         Commission files number 0-17482

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

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { X }

Indicate by check mark whether the registrant is an accelerated filer (as defined by rule 12b-2 of the act).

Yes[ ] No [X]

As of June 30, 2003, the aggregate market value of the voting shares of stock held by nonaffiliates of the registrant was $56,945,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

There are 1,186,472 shares of common stock ($5.00 par value) outstanding as of December 31, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Annual Report to Shareholders, December 31, 2003, Part I, Part II.

Proxy statement dated March 26, 2004, Part III.

Form 10-K

                                COUNTY BANK CORP
                                TABLE OF CONTENTS

Form 10-K Items                                                                                                     PAGE
------------------------------------------------------------------------------------------------------------------------
Item 1.           Business                                                                                          1-16

Item 2.           Properties                                                                                          16

Item 3.           Legal Proceedings                                                                                   17

Item 4.           Submission of Matters to a Vote of Security Holders                                                 17

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters                               17

Item 6.           Selected Financial Data                                                                             17

Item 7.           Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                                    17-20
Item 7a..         Quantitative and Qualitative Disclosures About Market Risk                                       20-21

Item 8.           Financial Statements and Supplementary Data                                                         21

Item 9.           Disagreements on Accounting and Financial Disclosure                                                21

Item 9A.          Controls and Procedures                                                                          21-22

Item 10.          Directors and Executive Officers of the Registrant                                                  23

Item 11.          Executive Compensation                                                                              23

Item  12.         Security Ownership of Certain Beneficial Owners and Management                                   23-24

Item  13.         Certain Relationships and Related Transactions                                                      24

Item 14.          Principal Accountant Fees and Services                                                              24

Item 15.          Exhibits, Financial Schedules and Reports on Form 8-K                                               24

Signatures and Certifications                                                                                         25

Total Pages:                                                                                                          38

Statements contained in this portion of the Company's annual report may be forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of such words as "intend," "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." Such forward-looking statements are based on current expectations, but may differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the Securities and Exchange Commission from time to time. Other factors which could have a material adverse effect on the operations of the company and its subsidiaries which include, but are not limited to, changes in interest rates, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank's market area, changes in relevant accounting principles and guidelines and other factors over which management has no control. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Part I

ITEM 1. BUSINESS

GENERAL

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

The Corporation serves the County through the subsidiary Bank at eight locations. The main office is located at 83 W. Nepessing St., in downtown Lapeer. A drive through location is located at the corner of Pine St. and Clay St. across the street from the main office. A full service office is located in the south end of Lapeer at 637 south M-24. Attica Township is served by a full service office located at 4515 Imlay City Rd. Full service offices are located in Elba Township at 5508 Davison Road and in Metamora Township on M-24, south of Lapeer. A full service office serves the City of Imlay City at 1875 S. Cedar St., Imlay City, MI. A full service branch is located at the corner of M-24 and Burnside Road in Deerfield Township. One automated teller machine (ATM) is located in Lapeer Regional Hospital, 1375 N. Main St., Lapeer. One cash dispensing machine is located the lobby of Lapeer Cinemas at 1650 Demille Rd., Lapeer, MI. One ATM is located in the Whistle Stop Party Store at 3670 North Branch Rd., North Branch, MI.

The Corporation grew moderately during 2003. Total assets grew to $248,622,000 on December 31, 2003, while total deposits grew to $214,971,000. Total assets grew 3.5% while total deposits grew 3.1%. These numbers were similar to the previous year. The Federal Reserve Board lowered interest rates 25 basis points one time during 2003 after lowering rates 50 basis points one time in 2002 and eleven times during 2001. Customers responded to the lower rate volatility by choosing more traditional savings deposit categories. The Corporation expects moderate growth through 2004.

The Corporation offers commercial banking services through the Bank at the main office and the six branches throughout the County. The customer base extends to all sections of the County and includes all segments of the population, including individuals, retail businesses, farming operations, and industrial plants. This locally owned full service Bank offers commercial and personal checking, savings and time deposit services; the Bank offers commercial and industrial loans, real estate mortgages and consumer loans. The trust department, with full trust powers, is in its fifth decade of providing customers with employee benefit plans, estate planning services, and complete trust services.

The Corporation faces substantial competition for financial services. The chief competitor is National City Bank of Michigan/Illinois. National City operates branches throughout the County. Independent Bank Corp. of Ionia, MI operates four branch locations in the Bank's market area after recently expanding a loan production office to a full service branch. Bank One operates an office north of the city limits of Lapeer. Tri-County Bank has offices in Imlay City and Almont. CSB Bank of Capac has an office in Imlay City. Oxford Bank operates a branch in Dryden. There are two full service branches and one loan production office of Citizen's Federal Savings Bank in the County. Two credit unions, Lapeer County School

Employees Credit Union and The Lapeer County Community Credit Union, which operates offices in Lapeer and Imlay City, serve the County. There are two securities brokers Fahnestock & Co., Inc. and Edward D. Jones & Co. A number of other securities brokers serve the County through Flint offices. Comerica Bank operates a Comerimart branch in a local grocery store. The local telephone book lists twelve financial planners and thirty three mortgage brokers, an increase of thirteen listings..

SUPERVISION AND REGULATION

INTRODUCTION

The Corporation and its banking subsidiary are subject to extensive regulation by federal and state agencies. The regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of security holders.

As discussed in more detail below, this regulatory environment, among other things, may restrict The Corporation's ability to diversify into certain areas of financial services, acquire depository institutions in certain states and pay dividends on its capital stock. It may also require The Corporation to provide financial support to its banking subsidiary, maintain capital balances in excess of those desired by management and pay higher deposit insurance premiums as a result of the deterioration in the financial condition of depository institutions in general.

REGULATORY AGENCIES

Holding Company. The Corporation, as a bank holding company, is subject to regulation under the Bank Holding Company Act of 1956 (BHCA), as amended, and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System under the BHCA.

Subsidiary Bank. The Corporation's banking subsidiary is subject to regulation and examination primarily by the Michigan Office of Financial and Insurance Services and the Federal Reserve Board and secondarily by the Federal Deposit Insurance Corporation (FDIC).

Securities and Exchange Commission (SEC). The Corporation is also under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of its securities. The Corporation is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC.

BANK HOLDING COMPANY ACTIVITIES

Interstate Banking. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal Act"), as amended, a bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company not control, prior to or following the proposed acquisition, more than 10% of the total amount of deposits of insured depository institutions nationwide or, unless the acquisition is the bank holding company's initial entry into the state, more than 30% of such deposits in the state, or such lesser or greater amount set by the state.

The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. States were permitted for a period of time to opt out of the interstate merger authority provided by the Riegle-Neal Act and, by doing so, prohibit interstate mergers in the state. The Corporation will be unable to consolidate its banking operations in one state with those of another state if either state in question has opted out of the Riegle-Neal Act.

Banks are also permitted to acquire and to establish de novo branches in other states where authorized under the laws of those states.

Regulatory Approval. In determining whether to approve a proposed bank acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution's record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the Community Reinvestment Act of 1977.

DIVIDEND RESTRICTIONS

The Corporation is a legal entity separate and distinct from its subsidiary bank and other subsidiaries. Its principal source of funds to pay dividends on its common and preferred stock and debt service on its debt is dividends from its subsidiaries, primarily Lapeer County Bank & Trust Co. Various federal and state statutory provisions and regulations limit the amount of dividends that Lapeer County Bank & Trust Co may pay without regulatory approval. Dividends payable by a state chartered bank are limited to the lesser of the bank's undivided profits and the bank's retained net income for the current year plus its retained net income for the preceding two years (less any required transfers to capital surplus) up to the date of any dividend declaration in the current calendar year.

Federal bank regulatory agencies have the authority to prohibit Lapeer County Bank & Trust Co from engaging in unsafe or unsound practices in conducting its business. The payment of dividends, depending on the financial condition of the bank, could be deemed an unsafe or unsound practice. The ability of Lapeer County Bank & Trust Co to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies and capital guidelines.

HOLDING COMPANY STRUCTURE

Transfer of Funds from Banking Subsidiary. The Corporation's banking subsidiary is subject to restrictions under federal law that limit the transfer of funds or other items of value from this subsidiary to The Corporation, including affiliates, whether in the form of loans and other extensions of credit, investments and asset purchases or as other transactions involving the transfer of value from a subsidiary to an affiliate or for the benefit of an affiliate. Unless an exemption applies, these transactions by a banking subsidiary with a single affiliate are limited to 10% of the subsidiary bank's capital and surplus and, with respect to all covered transactions with affiliates in the aggregate, to 20% of the subsidiary bank's capital and surplus. Moreover, loans and extensions of credit to affiliates generally are required to be secured in specified amounts. A bank's transactions with its non-bank affiliates are also generally required to be on arm's-length terms.

Source of Strength Doctrine. Under current Federal Reserve Board policy, The Corporation is expected to act as a source of financial and managerial strength to its subsidiary bank and, under appropriate circumstances, to commit resources to support such subsidiary bank. This support could be required at times when The Corporation might not have the resources to provide it.

Capital loans from The Corporation to its subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In the event of The Corporation's bankruptcy, any commitment by The Corporation to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Depositor Preference. The Federal Deposit Insurance Act provides that, in the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including The Corporation, with respect to any extensions of credit they have made to such insured depository institution.

CAPITAL REQUIREMENTS

General. The Corporation is subject to risk-based capital requirements and guidelines imposed by the Federal Reserve Board. These are substantially similar to the capital requirements and guidelines imposed by the Office of the Comptroller of Currency (OCC) and the FDIC on the depository institutions under their jurisdictions. For this purpose, a depository institution's or holding company's assets, and some of its specified off-balance sheet commitments and obligations, are assigned to various risk categories. A depository institution's or holding company's capital, in turn, is classified in one of three tiers, depending on type:

CORE ("TIER 1") CAPITAL

     -  Common equity

     -  Retained earnings

     -  Qualifying non-cumulative perpetual preferred stock

     - A limited amount of qualifying cumulative perpetual stock at the holding company level

     -  Minority interests in equity accounts of consolidated subsidiaries

     -  Less goodwill, most intangible assets and certain other assets

SUPPLEMENTARY ("TIER 2") CAPITAL

     -  Perpetual preferred stock not meeting the Tier 1 definition

     -  Qualifying mandatory convertible securities

     -  Qualifying subordinated debt

     -  Allowances for loan and lease losses, subject to limitations

     -  Recourse obligation on sold loan portfolios

MARKET RISK ("TIER 3") CAPITAL

     -  Qualifying unsecured subordinated debt

The Corporation, like other bank holding companies, currently is required to maintain Tier 1 capital and "total capital" (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4% and 8%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). For a holding company to be considered "well capitalized" for regulatory purposes, its Tier 1 and total capital ratios must be 6% and 10% on a risk-adjusted basis, respectively. At December 31, 2003, The Corporation met both requirements, with Tier 1 and total capital equal to 17.5% and 19.5% of its respective total risk-weighted assets.

Federal Reserve Board, FDIC and state rules require The Corporation to incorporate market and interest rate risk components into its risk-based capital standards. Under these market risk requirements, capital is allocated to support the amount of market risk related to a financial institution's ongoing trading activities.

The Federal Reserve Board also requires bank holding companies to maintain a minimum "leverage ratio" (Tier 1 capital to adjusted total assets) of 3% if the holding company has the highest regulatory rating and meets other requirements, or of 3% plus an additional "cushion" of at least 100 to 200 basis points (one to two percentage points) if the holding company does not meet these requirements. The Corporation's leverage ratio at December 31, 2003 was 11.8%.

The Federal Reserve Board may set capital requirements higher than the minimums described above for holding companies whose circumstances warrant it. For example, holding companies experiencing or anticipating significant growth may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve Board has also indicated that it will consider a "tangible Tier 1 capital leverage ratio" (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities.

Lapeer County Bank & Trust Co is subject to similar risk-based and leverage capital requirements adopted by the Federal Reserve Board. The Corporation's management believes that Lapeer County Bank & Trust Co meets all capital requirements to which it is subject.

Failure to meet capital requirements could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to restrictions on its business, which are described under the next paragraph.

Federal Deposit Insurance Corporation Improvement Act of 1991. The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), among other things, identifies five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. It requires U.S. federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories. The FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on other aspects of its operations. The FDICIA generally prohibits a bank from paying any dividend or making any capital distribution or paying any management fee to its holding company if the bank would thereafter be undercapitalized. An undercapitalized bank must develop a capital restoration plan, and its parent holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of the bank's assets at the time it became undercapitalized and the amount needed to comply with the plan.

As of December 31, 2003, The Corporation believes that its bank subsidiary was well capitalized, based on the prompt corrective action ratios and guidelines described above. A bank's capital category is determined solely for the purpose of applying the prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects for other purposes.

DEPOSIT INSURANCE ASSESSMENTS

The FDIC insures the deposits of The Corporation's depository institution subsidiary up to prescribed limits for each depositor. The amount of FDIC assessments paid by each Bank Insurance Fund (BIF) member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup category is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on The Corporation's earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of deposit insurance for Lapeer County Bank & Trust Co. could have a material adverse effect on The Corporation's earnings, depending on the collective size of the particular institutions involved.

FISCAL AND MONETARY POLICIES

The Corporation's business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. The Corporation is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve are
(a) conducting open market operations in United States government securities,
(b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions' deposits, and (d) imposing or changing reserve requirements against certain borrowing by banks and their affiliates. These methods are used in varying degrees and combinations to affect directly the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the Federal Reserve Board have a material effect on the earnings of The Corporation.

PRIVACY PROVISIONS OF GRAMM-LEACH-BLILEY ACT

Under Gramm-Leach-Bliley Act (GLB Act) federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

FUTURE LEGISLATION

Various legislation, including proposals to change substantially the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced in Congress. This legislation may change banking statutes and the operating environment of The Corporation and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Corporation cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implemented regulations, would have on the financial condition or results of operations of The Corporation or any of its subsidiaries.

SARBANES-OXLEY ACT OF 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, which contains important new requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by The Corporation's Chief Executive Officer and Chief Financial Officer are required. These certifications attest that The Corporation's quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. In response to the Sarbanes-Oxley Act of 2002, The Corporation adopted a series of procedures to improve its already strong corporate governance practices. One of these actions included the formation of a Financial Disclosure Committee whose members include the Chief Executive Officer, the Chief Financial Officer and other The Corporation officers. The Corporation also requires signed certifications from managers who are responsible for internal controls throughout The Corporation as to the integrity of the information they prepare. These procedures supplement The Corporation's Code of Ethics policies and procedures that have previously been in place. See Item 9(a) "Evaluation of Disclosure Controls and Procedures" for The Corporation's evaluation of its disclosure controls and procedures.

To the extent that the previous information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the full text of those provisions. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to The Corporation could have a material effect on the business of The Corporation.

EMPLOYEES

The number of full time equivalent employees totaled 122 and 116 on December 31, 2003 and 2002, respectively.

AVAILABLE INFORMATION:

The Company files reports with the Securities and Exchange Commission (SEC). Copies of all filings made with the SEC may be read and copied at the SEC's Public Reference Room, 450 Fifth Street, Washington, DC, 20549. You may obtain information about the SEC's Public Reference Room by calling

(800/SEC-0330). Because the Company makes its filings with the SEC electronically, you may access such reports at the SEC's website, www.sec.gov. The Company makes available, free of charge copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports as soon as reasonably practicable after such materials have been filed with or furnished to the SEC. Copies of these documents may be obtained, by contacting Joseph H. Black, Chief Financial Officer of the Company at P.O. Box 250, Lapeer, MI 48446.

Guide 3. Statistical disclosures:

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest (000's)

Table I.                                          Average Assets (000's)             Income (000's)           Yield (%)
Interest margin analysis as a % of average
earning assets                                   2003      2002      2001      2003      2002      2001    2003  2002  2001
Assets
Securities:
US Gov't & agencies                            $ 23,795  $ 28,271  $ 30,394  $    882  $  1,379  $  1,864  3.7%  4.9%  6.1%
State and political subdivisions*                30,865    29,451    27,305     2,126     2,133     2,030  6.9%  7.2%  7.4%
Other securities                                  6,462     5,614     3,036       207       238        82  3.2%  4.2%  2.7%
                                               --------  --------  --------  --------  --------  --------  ---   ---   ---
Total investment securities                      61,122    63,336    60,735     3,215     3,750     3,976  5.3%  6.6%  6.5%

Federal funds sold                               14,196     7,300     8,326       151       117       312  1.1%  1.6%  3.7%
Loans:
Commercial loans*                                97,389    93,008    83,129     6,312     6,433     6,842  6.5%  6.9%  8.2%
Real estate mortgages                            27,422    25,844    28,255     1,752     1,963     2,294  6.4%  7.6%  8.1%
Consumer loans                                   30,197    29,579    27,716     2,047     2,293     2,369  6.8%  7.8%  8.5%
                                               --------  --------  --------  --------  --------  --------  ---   ---   ---
Total loans                                     155,008   148,431   139,100    10,111    10,689    11,505  6.5%  7.2%  8.3%
                                               --------  --------  --------  --------  --------  --------  ---   ---   ---

Total average earning assets                   $230,326  $219,067  $208,161    13,477    14,556    15,793  5.9%  6.6%  7.6%
                                               ========  ========  ========  --------  --------  --------  ---   ---   ---
Total average assets                           $247,978  $236,227  $225,248
                                               ========  ========  ========
Interest bearing liabilities:
Deposits:
NOW account deposits                           $ 63,181  $ 67,003  $ 67,946       460       857     1,853  0.7%  1.3%  2.7%
Savings deposits                                 54,525    45,801    38,335       437       650       842  0.8%  1.4%  2.2%
Time deposits over $100,000                      12,681    11,932    10,970       422       470       563  3.3%  3.9%  5.1%
Other time deposits                              44,606    45,826    45,434     1,454     1,825     2,325  3.3%  4.0%  5.1%
                                               --------  --------  --------  --------  --------  --------  ---   ---   ---
Total deposits                                  174,993   170,562   162,685     2,773     3,802     5,583  1.6%  2.2%  3.4%

Federal funds purchased                               -        13         -         -         -         -    -     -     -
                                               --------  --------  --------  --------  --------  --------  ---   ---   ---
Total interest bearing liabilities              174,993   170,575   162,685     2,773     3,802     5,583  1.6%  2.2%  3.4%
                                                                             --------  --------  --------  ---   ---   ---

Demand deposits                                  39,554    35,399    34,347
Other liabilities                                 2,643     2,155     2,347
Stockholders' equity                             30,788    28,098    25,869
                                               --------  --------  --------
Total liabilities and stockholders' equity     $247,978  $236,227  $225,248
                                               ========  ========  ========

Interest expense as a % of average
earning assets                                                                                             1.2%  1.7%  2.7%
                                                                                                           ---   ---   ---
Net interest margin/net interest yield as a %
    of average earning assets                                                $ 10,704  $ 10,754  $ 10,210  4.6%  4.9%  4.9%
                                                                             ========  ========  ========  ===   ===   ===

Net interest yield as a % of average assets                                                                4.3%  4.6%  4.5%
                                                                                                           ===   ===   ===

* A tax adjustment of $781, $825 and $741 has been added to 2003, 2002 and 2001 income respectively to reflect the impact of a 34% Federal income tax rate in each year. Non accruing loans are reported in their related categories and reduce the related yields.

Table II. The dollar amounts of changes in interest income and interest expense are presented in the accompanying table. The change in volume is calculated by multiplying the change in volume by the old rate. The change in rate is calculated by multiplying the change in rate by the old volume. The change in rate volume is calculated by multiplying the change in rate by the change in volume.

Rate/volume variance analysis

                                                   2003 vs 2002                                 2002 vs 2001
                                    Change in  Change in   Change in             Change in  Change in   Change in
                                      Volume      Rate    Rate/volume    Total    Volume      Rate     Rate/volume    Total
Assets
Securities:
US Gov't & agencies                  $  (218)   $  (331)    $    52    $  (497)   $  (130)   $  (381)    $    26    $  (485)
State and political subdivisions         102       (104)         (5)        (7)       160        (52)         (5)       103
Other securities                          36        (58)         (9)       (31)        70         47          39        156
                                     -------    -------     -------    -------    -------    -------     -------    -------
Total investment securities              (80)      (493)         38       (535)       100       (386)         60       (226)

Federal funds sold                       111        (39)        (38)        34        (38)      (179)         22       (195)
Loans:
Commercial loans                         303       (405)        (19)      (121)       813      1,092)       (130)      (409)
Real estate mortgages                    120       (312)        (19)      (211)      (196)      (148)         13       (331)
Consumer loans                            48       (288)         (6)      (246)       159       (220)        (15)       (76)
                                     -------    -------     -------    -------    -------    -------     -------    -------
Total loans                              471     (1,005)        (44)      (578)       776     (1,460)       (132)      (816)
                                     -------    -------     -------    -------    -------    -------     -------    -------

Total average earning assets             502     (1,537)        (44)     1,079)       838     (2,025)        (50)    (1,237)
                                     -------    -------     -------    -------    -------    -------     -------    -------

Interest bearing liabilities:
NOW account deposits                     (49)      (369)         21       (397)       (26)      (984)         14       (996)
Savings deposits                         124       (283)        (54)      (213)       164       (298)        (58)      (192)
Time deposits over $100,000               30        (73)         (5)       (48)        49       (131)        (11)       (93)
Other time deposits                      (49)      (331)          9       (371)        20       (516)         (4)      (500)
                                     -------    -------     -------    -------    -------    -------     -------    -------
Total deposits                            56     (1,056)        (29)    (1,029)       207     (1,929)        (59)    (1,781)
Federal funds purchased                    -          -           -          -          -          -           -          -
                                     -------    -------     -------    -------    -------    -------     -------    -------
Total interest bearing liabilities        56     (1,056)        (29)    (1,029)       207     (1,929)        (59)    (1,781)
                                     -------    -------     -------    -------    -------    -------     -------    -------
Net Interest Income                  $   446    $  (481)    $   (15)   $   (50)   $   631    $   (96)    $     9    $   544
                                     =======    =======     =======    =======    =======    =======     =======    =======

II.      Investment Portfolio

A. Book values of the investment portfolio (000's)

                                                      2003         2002         2001
U.S. Treasury securities and obligations of
   U.S. Government corporations or agencies        $   12,901   $    6,077   $   11,101
Obligations of states and political subdivisions       32,563       29,377       29,062
Other securities                                        6,282        6,029        3,811
Mortgage backed securities                             14,552       17,788       19,895
                                                   ----------   ----------   ----------
  Total securities                                 $   66,298   $   59,271   $   63,869
                                                   ==========   ==========   ==========

B. Maturity distribution of the investment portfolio.

                                                           Book Value    Yield
                  2003                                       (000's)      (%)
US Government securities
Maturity distribution:
One year or less                                           $        -         -
Over one year through five years                               12,035      3.58
Over five years through ten years                               1,000      3.00
Over ten years                                                                -

State and political subdivisions*
Maturity distribution:
One year or less                                                2,342      7.27
Over one year through five years                               11,460      6.21
Over five years through ten years                              17,021      6.34
Over ten years                                                  1,223      7.52

Mortgage-backed securities                                     14,396      3.61

Other securities                                                5,777      2.49

III.     Loan Portfolio

A. Types of loans

                                     2003         2002         2001         2000         1999
Commercial                        $   26,180   $   29,028   $   14,136   $   27,515   $   28,316
Commercial Real estate mortgage       64,288       52,321       49,893       37,752       36,231
Real estate mortgage                  37,164       37,265       38,499       28,184       31,502
Installment                           23,555       20,413       24,083       27,561       27,625
Construction                          10,527       16,288       16,442       15,963       10,977
                                  ----------   ----------   ----------   ----------   ----------
  Total loans                     $  161,714   $  155,315   $  143,053   $  136,975   $  134,651
                                  ==========   ==========   ==========   ==========   ==========

B. Maturities and sensitivities of loans to changes in interest rates as of December 31, 2003 (000's).

Commercial Loans
Fixed rate loans with a maturity of:
Three months or less                                  $      137
Over three months through twelve months                      247
One year through five years                                4,467
Over five years                                              249
                                                      ----------
Total fixed rate loans                                     5,100
Floating rate loans with a repricing frequency of :
Quarterly or more frequently                              21,080
                                                      ----------
Total commercial loans                                $   26,180
                                                      ==========

Commercial Real estate mortgages
Fixed rate loans with a maturity of:
Three months or less                                                  $    1,087
Over three months through twelve months                                    3,555
One year through five years                                               39,865
Over five years                                                            3,420
                                                                     ----------
Total fixed rate loans                                                    47,927
Floating rate loans with a repricing frequency of :
Quarterly or more frequently                                              16,361
                                                                      ----------
Total commercial loans                                                $   64,288
                                                                      ==========

Real estate construction loans
Fixed rate loans with a maturity of:
Three months or less                                                  $      172
Over three months through twelve months                                      979
One year through five years                                                  733
                                                                      ----------
Total fixed rate loans                                                     1,884
Floating rate loans with a repricing frequency of:
Quarterly or more frequently                                               8,643
                                                                      ----------
Total real estate construction loans                                  $   10,527
                                                                      ==========

C. Risk Elements

1. Non accrual, past due, and restructured loans (000's)

                                            12/31/03   12/31/02   12/31/01   12/31/00   12/31/99
Loans 90 days past due and still accruing
Commercial loans                            $     37   $    801   $     19   $      5   $    125
Real estate loans                                 79          -         80          -          -
Installment loans                                 30         28         72         69         21
                                            --------   --------   --------   --------   --------
   Total loans 90 days past due             $    146   $    829   $    171   $     74   $    146
               ==                           ========   ========   ========   ========   ========

Non accruing loans
Commercial loans                            $    829   $    458   $    577   $  1,177   $    802
Real estate loans                                258          -         85        163         87
Installment loans                                203        101        108        225        128
                                            --------   --------   --------   --------   --------
   Total non accruing loans                 $  1,290   $    559   $    770   $  1,565   $  1,017
                                            ========   ========   ========   ========   ========

There were no restructured loans.

For the year ended 2003, if the loans reported as non accrual had earned at the contracted interest rate, $77,700 of interest income would have been recorded. Interest income of $5,000 was recorded on these loans in 2002.

The Corporation places loans on a non accruing status when management feels that a significant risk of non-repayment exists. Criteria for evaluating risk include the borrowers' payment histories, past due status, and financial condition. Loans on which the required payment of principal or interest has not been received within 90 days of the due date are placed on nonaccrual status.

2. Potential problem loans

Management identified one potential problem loan in the amount of $428,000 that is experiencing difficulties in the liquidation of the business and may cease making the contractual payments before satisfactory resolution of the problems are achieved. The Bank is secured on the credit, but a potential loss of $50,000 has been identified and provided for.

Foreign outstandings

Not applicable

3. Loan concentrations

As of December 31, 2003, there were no loan concentrations other than those categories already reported that exceed 10% of total loans.

D. Other interest bearing assets

As of December 31, 2003, there was no other interest bearing assets that would have been classified 90 days past due and still accruing if it were a loan.

IV.      Summary of Loan Loss Experience

A. Analysis of allowance for loan losses (000's)

                                                  2003       2002       2001       2000       1999
Balance at beginning of the period              $  2,165   $  2,139   $  1,951   $  1,913   $  1,881
Charge offs:
Commercial                                            17         12         28        172        240
Real estate                                            3          -          -          -          -
Installment                                           73        113         77         91        137
Construction                                           -          -          -          -          -
                                                ----------------------------------------------------
   Total charge offs                                  93        125        105        263        377

Recoveries:
Commercial                                             5          2         87         42         68
Real estate                                            -          -          -          -          -
Installment                                           24         19         11         19         21
Construction                                           -          -          -          -          -
                                                ----------------------------------------------------
   Total recoveries                                   29         21         98         61         89
                                                ----------------------------------------------------
Net charge offs                                       64        104          7        202        288
Provision charged to earnings                         35        130        195        240        320
                                                ----------------------------------------------------
Balance at the end of the period                $  2,136   $  2,165   $  2,139   $  1,951   $  1,913
                                                ====================================================
Ratio of net charge offs during the period to
  average loans during the period                   0.04%      0.07%      0.01%      0.15%      0.23%

Net charged off loans totaled $64,000 during 2003. Charged off deficiency balances continued to be the primary source of losses. Underwriting standards are continuously under review and losses appear to result from reasonable risk when loans were originated. Low losses for the past few years and positive risk factors enabled management to cease to fund the loss reserve early in 2003.

Net charged off loans totaled $104,000 during 2002. Most charged off loans were the result of deficiency balances on repossessed automobiles and other assets financed by retail consumers. Management's review of underwriting practices on these loans indicated that most losses resulted from reasonable risk assumed when the loans were originated.

Net charged off loans totaled $7,000 for 2001. Two commercial loans from a number of years previously were recovered, one as a result of final settlements of legal action and the other as a result of the economic recovery of the borrower. Consumer loans continued to experience losses as collateral values deteriorate faster than estimates. Recoveries of consumer loans continue to develop as a result of bankruptcy and judgement proceedings

Net charged off loans totaled $202,000 for 2000. Two commercial loans accounted for $112,000 of the net charged off loans. One loan was the result of the legal resolution of a long standing collection effort and the second resulted from the charge down of a loan to an appraised real estate value. Installment loans charged off declined as a result of increased collection and underwriting vigilance.

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

B. Allocation of the allowance for loan losses (000's)

                                          Real estate
Balances:                   Commercial      Mortgage    Installment   Construction  Unallocated      Total
December 31, 2003           $     1,151   $       212   $       131   $       100   $       542   $     2,136
   % of loans in category          55.9%         23.0%         14.6%          6.5%                      100.0%
December 31, 2002           $       941   $        43   $       122   $        95   $       964   $     2,165
   % of loans in category          52.4%         24.0%         13.1%         10.5%                      100.0%
December 31, 2001           $       872   $        15   $       289   $        95   $       868   $     2,139
   % of loans in category          44.8%         26.9%         16.8%         11.5%                      100.0%
December 31, 2000           $       653   $        30   $       159   $       124   $       985   $     1,951
   % of loans in category          47.6%         20.6%         20.1%         11.7%                      100.0%
December 31, 1999           $       492   $         5   $       135   $         -   $     1,281   $     1,913
   % of loans in category          47.9%         23.4%         20.5%          8.2%                      100.0%

V.       Deposits

A. Refer to Item I of the Guide 3 statistical disclosures for a presentation of the information required by this item.

B. Not applicable

C. Not applicable

D. Maturities of time certificates of deposits of $100,000 or more. (000's)

Three months or less                                 $     1,594
Over three through six months                              2,195
Over six months through twelve months                      4,086
Over twelve months                                         5,194
                                                     -----------
                                                     $    13,069
                                                     ===========

E. Not applicable

VI. Return on Equity and Assets

                                       2003      2002        2001
Return on assets (%)                   1.47      1.62        1.56
Return on equity (%)                   11.9      13.6        13.6
Dividend payout ratio (%)              44.5      39.2       123.2
Equity to assets ratio (%)             12.6      12.2        11.4

VI. Short-term Borrowings

Not applicable

ITEM 2. PROPERTY

The following is a tabulation of facilities owned by the Bank. All property is used in the delivery of services to the customer base. Over the past few years, all properties have been appropriately reviewed and upgraded or remodeled to continue providing quality service to our customers. The Bank completed extensive renovations to the main office during 2003. A full service branch in Deerfield Township was constructed during 2003.

                                          App. Building        Date
Description/location                      Square footage     Occupied
Main office                                   34,948         9/15/1902
83 W. Nepessing St.
Lapeer, MI

Elba Office                                    3,744          10/22/65
5508 Davison Rd.
Lapeer, MI

Pine-Clay office                                 528            1/5/68
305 Pine St.
Lapeer, MI

Southgate Office                               1,700           11/2/70
637 S. Main St.
Lapeer, MI

Attica Office                                  4,158           6/27/79
4515 Imlay City Rd.
Attica, MI

Metamora Office                                2,668           9/18/89
3414 S Lapeer Rd.
Metamora , MI

Imlay City Office                              2,668           8/11/99
1875 S Cedar St.
Imlay City, MI

Deerfield Office                               2,561           9/15/03
30 W. Burnside Rd.
Fostoria, MI

ITEM 3. LEGAL PROCEEDINGS

No material legal proceeding is pending to which the Corporation or the Bank is the party, or of which any of their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Refer to Page 17 of the accompanying Annual Report to Shareholders

ITEM 6. SELECTED FINANCIAL DATA

Refer to Page 16 of the accompanying Annual Report to Shareholders, except for:
(000's)

                                2003         2002          2001       2000        1999
Total Assets                  $248,662      $240,316     $232,195    $225,258   $207,397
Long Term Debt                       -             -            -           -          -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS.

EARNINGS

Major components of the operating result of the Corporation are presented in the accompanying table, Summary of Operations. A discussion of these results is presented in greater detail in subsequent pages.

Summary of Operations (000's)

                                                    2003         2002         2001         2000         1999
Interest income                                  $   12,696   $   13,731   $   15,052   $   15,578   $   14,027
Interest expense                                      2,774        3,802        5,583        6,460        5,373
                                                 ----------   ----------   ----------   ----------   ----------
Net interest income                                   9,922        9,929        9,469        9,118        8,654
Provision for possible loan losses                       35          130          195          240          320
                                                 ----------   ----------   ----------   ----------   ----------
Net interest income after provision for
   possible loan losses                               9,887        9,799        9,274        8,878        8,334
Other income                                          2,813        2,731        2,482        2,245        2,597
Other expense                                         7,926        7,507        7,091        6,693        6,487
                                                 ----------   ----------   ----------   ----------   ----------
Income before provision for Federal income tax        4,774        5,023        4,665        4,430        4,444
Provision for Federal income tax                      1,123        1,207        1,150        1,129        1,166
                                                 ----------   ----------   ----------   ----------   ----------
Net income                                       $    3,651   $    3,816   $    3,515   $    3,301   $    3,278
                                                 ==========   ==========   ==========   ==========   ==========

Per share:
Net income                                       $     3.08   $     3.22   $     2.96   $     2.78   $     2.76
                                                 ==========   ==========   ==========   ==========   ==========
Dividends declared                               $     1.37   $     1.26   $     3.65   $     1.04   $     0.94
                                                 ==========   ==========   ==========   ==========   ==========

Summary of Operations 2003 by Quarter (000's)

                                                            4th qtr      3rd qtr      2nd qtr      1st qtr
Interest income                                           $    3,077   $    3,063   $    3,249   $    3,307
Interest expense                                                 631          660          728          755
                                                          ----------   ----------   ----------   ----------
Net interest income                                            2,446        2,403        2,521        2,552
Provision for possible loan losses                                 -            5           15           15
                                                          ----------   ----------   ----------   ----------
Net interest income after provision for
   possible loan losses                                        2,446        2,398        2,506        2,537
Other income                                                     707          757          691          658
Other expense                                                  1,984        2,029        1,972        1,941
                                                          ----------   ----------   ----------   ----------
Income before provision for Federal income tax                 1,169        1,126        1,225        1,254
Provision for Federal income tax                                 276          257          290          300
                                                          ----------   ----------   ----------   ----------
Net income                                                $      893   $      869   $      935   $      954
                                                          ==========   ==========   ==========   ==========

Per share:
Net Income                                                $     0.75   $     0.73   $     0.79   $     0.80
                                                          ==========   ==========   ==========   ==========
Dividends declared                                        $     0.65   $     0.24   $     0.24   $     0.24
                                                          ==========   ==========   ==========   ==========

Summary of Operations 2002 by Quarter (000's)

                                                            4th qtr      3rd qtr      2nd qtr      1st qtr
Interest income                                           $    3,407   $    3,447   $    3,473   $    3,404
Interest expense                                                 851          946          992        1,013
                                                          ----------   ----------   ----------   ----------
Net interest income                                            2,556        2,501        2,481        2,391
Provision for possible loan losses                                 -           20           50           60
                                                          ----------   ----------   ----------   ----------
Net interest income after provision for
   possible loan losses                                        2,556        2,481        2,431        2,331
Other income                                                     658          722          694          657
Other expense                                                  1,888        1,921        1,900        1,798
                                                          ----------   ----------   ----------   ----------
Income before provision for Federal income tax                 1,326        1,282        1,225        1,190
Provision for Federal income tax                                 325          307          292          283
                                                          ----------   ----------   ----------   ----------
Net income                                                $    1,001   $      975   $      933   $      907
                                                          ==========   ==========   ==========   ==========

Per share:
Net Income                                                $     0.84   $     0.82   $     0.79   $     0.77
                                                          ==========   ==========   ==========   ==========
Dividends declared                                        $     0.60   $     0.22   $     0.22   $     0.22
                                                          ==========   ==========   ==========   ==========

Net interest income

The Federal Reserve Corporation's Open Market Committee reduced rates twenty five basis points during June 2003 after a fifty basis point reduction in November 2002. These were the only changes following eleven rate reductions during 2001 that ended in December 2001. Deposit, loan and securities yields declined during the year instruments renewed at lower rates. Customers continued to choose the traditional deposit categories such as Every Day Interest Statement Savings accounts and Money Market Deposit accounts. The Corporation experienced average growth of 19% in savings accounts, which are comprised of these two categories. Commercial loan demand moderated during the year with balances falling early in the year and gaining strength late in the year. Falling rates encouraged borrowers to refinance mortgages, although activity declined during the fourth quarter of the year as rates tended to increase slightly. The

Corporation is currently selling most of the refinanced mortgages to the secondary market; the Corporation is offering low rates for shorter term mortgage products to be held in the portfolio and the average mortgage portfolio increased as a result. The market for traditional consumer loans continues to shrink as car leases, 0% financing from the auto finance companies and home equity loans remain popular. Customers did respond to an incentive promotion in the fourth quarter, and the portfolio grew by $5,100,000. The Corporation's interest margin declined during 2003. The return on average earning assets declined .7% while the total deposit cost dropped .6%. Interest expense as a percent of average earning assets declined .5%. The Bank's net interest yield on a Federal tax equivalent (FTE) basis was 4.3% in 2003 compared to 4.6% in 2002. The Corporation continues to monitor rate sensitive assets and rate sensitive liabilities to maintain margins in different rate environments.

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

Activity related to the reserve for loan losses resulted in net charged off loans of $64,000 in 2003. Net charged off loans recorded in 2002 were $104,000. Provisions for possible loan losses were $35,000 in 2003 and $130,000 for 2002. The ratio of reserve for possible loan losses to gross loans equaled 1.3% and 1.4% in 2003 and 2002, respectively.

Non-interest income

Non-interest income is composed of trust department income, service charges on deposit accounts, fees for providing other services to customers, gains on securities sales and other income. Non-interest income increased 3% during 2003. Trust income declined 2.9% during 2003. Declining market values in accounts where fees are based on asset values continued to have a negative effect on trust income. Service fees on deposit accounts increased as a result of lower earnings credits on business accounts and increased activity. Other income categories increased by 7% as a result in increases in mortgage servicing income, the capitalization of mortgage servicing rights and gains on sale of mortgages in the secondary market.

Non-interest expense

Major components of non-interest expense are salaries and employee benefits, occupancy and equipment expenses and other operating expenses. Total non-interest expense increased 5.6% during 2003. Personnel expense increased 9.6% in 2003 compared to 5.5% in 2002. Occupancy expenses increased 2.5% as a result of increased depreciation expenses related to remodeling and the introduction of Internet banking. Other expenses declined 2.3% for the year. The Corporation celebrated the 100th anniversary of the Bank during 2002, these expenses were not incurred in 2003; the celebration events were welcomed and appreciated by our customers. Legal fees resulting from the normal risks of business continue to be an issue as we move forward through these increasingly uncertain times.

FINANCIAL CONDITION

Average assets for the Corporation totaled $247,978,000, $236,227,000 and $225,248,000 in 2003, 2002 and 2001 respectively. The 5.0% growth in average assets follows a 4.9% growth in 2002.. Average loans grew 4.4% while average interest bearing deposits grew 2.6%. Average earning assets grew 5.1% compared to average total deposit growth of 4.2%.

LIQUIDITY

The anticipated requirements of the Corporation can be met by upstreaming dividends from the subsidiary Bank. Refer to footnote 9 of the accompanying financial statements for a discussion of the restrictions on undivided profits of the subsidiary. The anticipated cash needs of the Corporation are for the payment of annual dividends to current stockholders and the minimal expenses of the Corporation. Dividends upstreamed to the Corporation were $1,649,000 in 2003 and $1,537,000 in 2002.

The estimated market value of U.S. Government securities and U.S. Agency securities totaled 12.8% of total deposits on December 31, 2003. The percentage for 2002 was 11.5%. The Corporation is able to meet normal demands for liquidity through loan repayments, securities payments and deposit growth. The Bank maintains a liquidity plan for use in the event of unforeseen liquidity problems. The plan incorporates prearranged lines of credit and a plan for the liquidation of certain types of assets if the liquidity problem continued beyond the time that normal cash flows would meet the demand.

CAPITAL

The Corporation has 546 stockholders representing 1,186,472 shares of common stock. Refer to page 16 of the Corporation's Annual Report for a discussion of the market for this stock.

The Corporation's return on average equity totaled 11.9% for 2003 and 13.6% in 2002. Effective December 31, 1993, the Corporation is required to maintain capital in excess of 8% of risk-weighted assets as defined by the Federal Reserve Board. The Corporation's capital to risk-weighted asset ratio was 19.5% on December 31, 2003 and was 19.2% on December 31, 2002. Refer to footnote 12 of the accompanying financial statements for a tabular presentation of the Corporation's capital adequacy.

The Corporation paid quarterly cash dividends and paid a special dividend in December 2003 and in 2002. Cash dividends totaled $1,625,000 in 2003 and $1,495,000 in 2002. Dividends per share equaled $1.37 in 2003 and $1.26 in 2002.
The Corporation normally pays dividends at a rate between 30% to 40% of net income. The Corporation expects to pay dividends in that range in the future. The Corporation did not issue any authorized shares of stock in 2003 or 2002.

OFF  - BALANCE SHEET ARRANGEMENTS

Refer to foot note 11 on page 13 of the Annual Report to Shareholders for a discussion of the Corporation's off-balance sheet activities. The Corporation is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve to varying degrees elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. Unfunded commitments under commercial line of credit and revolving credit line agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized and contain a specified maturity date and may not be drawn upon to the total extent to which the Corporation is committed.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Rate sensitivity analysis (000's), December 31, 2003

Repricing period in days                 0-30            31-90          91-180       181-365         0-365         Over 365
Rate sensitive assets (RSA):
Federal fund sold                       $     900      $       -      $       -      $       -      $     900      $       -
Investment securities                       6,261          3,553          3,672          8,715         22,201         44,097
Loans                                      35,163          6,327         23,267         48,556        113,313         48,401
                                        ---------      ---------      ---------      ---------      ---------      ---------
   Total rate sensitive assets          $  42,324      $   9,880      $  26,939      $  57,271      $ 136,414      $  92,498
Rate sensitive liabilities (RSL):
Demand deposits                         $  32,935      $       -      $       -      $       -      $  32,935      $  67,631
Savings deposits                           22,449              -              -              -         22,449         32,245
Time deposits                               7,586          4,818          6,648         12,084         31,136         25,575
                                        ---------      ---------      ---------      ---------      ---------      ---------
   Total rate sensitive liabilities     $  62,970      $   4,818      $   6,648      $  12,084      $  86,520      $ 125,451

Repricing gap (RSA-RSL)                 $ (20,646)     $   5,062      $  20,291      $  45,187      $  49,894      $ (32,953)
                                        =========      =========      =========      =========      =========      =========
As a percent of capital                    -65.85%         16.14%         64.72%        144.12%        159.13%       -105.10%
As a percent of total assets                -8.30%          2.04%          8.16%         18.17%         20.06%        -13.25%

The Asset/liability management committee meets monthly to review the impact of changes in rates and market pricing on the Corporation's interest earning assets and interest paying liabilities. Customers' responses to interest rates and deposit products are reviewed. Loan demand is discussed and methods to answer customers' needs are reviewed. The rate sensitivity of current production of both loans and deposits are reviewed. Management's goal is to achieve a balance between rate sensitive assets and rate sensitive liabilities in order to maintain a reasonable interest margin in changing rate environments.

Income rate shock analysis, December 31, 2003

The difference in projected income assuming the following basis point change in rates:

Changes in rates (bp's)                    -300          -200         -100         100          200         300
Change in cash flow                      $ (383)       $ (256)      $ (128)     $  128        $ 256       $ 383
   As a percent of net int income          -5.3%         -3.6%        -1.8%        1.8%         3.6%        5.3%
   As a percent of net income             -14.1%         -9.4%        -4.7%        4.7%         9.4%       14.1%
   As a percent of net int income(FTE)     -3.5%         -2.3%        -1.2%        1.2%         2.3%        3.5%
   As a percent of net income (FTE)        -9.3%         -6.2%        -3.1%        3.1%         6.2%        9.3%

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

The Corporation's Independent Auditors Report and Consolidated Financial Statements are incorporated herein by reference to the Corporation's Annual Report (Exhibit 13). Refer to Pages 3-14 of the Annual Report to Shareholders. In addition the Supplementary financial information required by Item 302 of Regulation S-K, selected unaudited quarterly financial data, is included on page 18 of the Corporation's Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Within the 90 days prior to the date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's President and Chief Executive Officer and Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Executive Officer and Vice President and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic SEC filings.

(b) Changes in internal controls. There were no significant changes made in the Corporation's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Corporation's Chief Executive Officer and Chief Financial Officer.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information called for under the items within this part with respect to directors is included in County Bank Corp's March 26, 2004 Proxy Statement at page 3 thereof and is incorporated herein by reference.

The following table sets forth the name, age and business experience of each of the executive officers of the Corporation. Each of the executive officers is appointed on an annual basis and serves at the pleasure of the Board.

Executive Officers:                            Ages            Office           Service
Curt Carter                                     59            Employee          37 years
  Officer                                                 President & Chief     15 years
                                                          Executive Officer

  Present term                                                                  15 years
                                                51            Employee           4 years
Bruce J. Cady
  Officer                                                  Vice President        4 years
  Present term                                                                   4 years
                                                59            Employee          21 years
Laird A. Kellie
  Officer                                                     Secretary         15 years
  Present term                                                                  15 years
                                                54            Employee          14 years
Joseph H. Black
  Officer                                                 Treasurer & Chief     14 years
                                                          Financial Officer
  Present term                                                                  14 years

The Corporation has not adopted a "Code of Ethics" as defined by Item 406 of Regulation SK that applies to the Corporation's principal executive officer, principal financial officer and principal accounting officer. The Board has determined that the Corporation does not need to adopt a "Code of Ethics" as defined by Item 406 of Regulation SK because the Corporation has a Conflict of Interest Policy that governs the Board of Directors and a Code of Conduct that every employee signs upon employment with the Bank. A copy of the policy and code may be obtained by submitting a request in writing to Joseph Black, Treasurer, County Bank Corp, Lapeer, MI 48446

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the captions "Executive Compensation" and "Compensation Committee Report on Executive Compensation" of the Corporations's 2004 Proxy Statement at pages 4-6 thereof filed with the Securities and Exchange Commission is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER INFORMATION.

The information contained under the captions "ELECTION OF DIRECTORS," and "INFORMATION WITH RESPECT TO NOMINESS" of the Corporation's 2004 Proxy
Statement at page 2 thereof filed with the Securities and Exchange Commission is incorporated herein by reference in response to this item.

Currently the Estate of Richard E. Calvert, 7784 E. Shore, Traverse City, Michigan, 49686 is the only person known by the Corporation to own beneficially more than 5% of the Corporations common shares. As of February 27, 2004, the Estate of Richard Calvert owned beneficially 96,000 shares or 8.09% of the outstanding common shares of the Corporation.

Share Ownership of Management

                                                   Number       Percentage of
Name of Beneficial Owner                          of shares   outstanding stock
Dr. David H. Bush                                  48,600          4.10

Michael H. Blazo                                   20,012          1.69

Bruce J. Cady                                         600          0.05

Curt Carter                                         8,388          0.71

Patrick A. Cronin                                   2,654          0.22

Thomas K. Butterfield                              29,400          2.48

James A. Harrington                                41,924          3.53

Ernest W. Lefever                                   1,518          0.13

Tim Oesch                                           4,600          0.39

Charles Scheidegger                                11,598          0.98

Executive Officers and Directors, as a group, own 169,594 shares or 14.3% of 1,186,472 total outstanding shares of common stock of Corporation as of December 31, 2003.

The Corporation has no equity based compensation plans as defined by, and as required to be disclosed pursuant to, Item 201(d) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Certain Transactions and Relationships" of the Corporation's 2004 Proxy Statement at page 6 thereof filed with the Securities and Exchange Commission is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from "REPORT OF THE AUDIT COMMITTEE" and "RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANT" of the registrant's 2004 proxy statement at pages 9 thereof.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) The following financial statement schedules of the Corporation and Bank are included in the Annual Report to its stockholders for the year ended 2003 and are incorporated herein by reference in Item 8:

Balance Sheets--December 31, 2003 and 2002                                                              Page 3
Statements of Income--years ended December 31, 2003, 2002 and 2001                                      Page 5
Statements of Changes in Stockholders' equity--years ended December 31, 2003, 2002 and 2001             Page 4
Statements of Cash Flows--years ended December 31, 2003, 2002 and 2001                                  Page 6
Notes to Financial Statements                                                                           Pages 7-14
Report of Independent Public Accountants dated January 23, 2004                                         Page 15

(a)(2) Financial statement schedules are omitted as they are not required or are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits Required by Item 601 of Regulation SK

         Reference is made to the Exhibit Index which appears on page 27 hereof.

(b) Reports on Form 8-K filed or furnished during the fourth quarter of 2003 and through the date of the filing on this Form 10-K

         December 3, 2003 --Form 8-K was filed to report the declaration of the Corporation's quarterly cash dividend.

         March 4, 2004 - Form 8-K was filed to report calendar year 2003 earnings and the declaration of the Corporation's quarterly cash dividend.

(c) See (a) (3)

(d) Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       County Bank Corp

                                       /s/ Joseph H. Black
                                       -----------------------------------------
                                       By:
                                       Joseph H. Black
                                       Treasurer and Chief Financial Officer
                                       Date: March 19, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       /s/ Curt Carter
                                       Curt Carter, President and Chief
                                       Executive Officer
                                       Date: March 19, 2004

                                       /s/ Joseph H. Black
                                       Joseph H. Black, Treasurer and Chief
                                       Financial Officer
                                       Date:  March 19, 2004

   /s/ David H Bush
   ----------------
   David H. Bush, Director, Date: March 25, 2004

   /s/ James F. Harrington
   -----------------------
   James F. Harrington, Director, Date: March 25, 2004

   /s/ Patrick A. Cronin
   ---------------------
   Patrick A. Cronin, Director, Date: March 24, 2004

   /s/ Timothy Oesch
   ------------------
   Timothy Oesch, Director, Date: March 25, 2004

   /s/ Thomas K. Butterfield
   -------------------------
   Thomas K. Butterfield, Director, Date: March 24, 2004

   /s/ Ernest W. Lefever
   ----------------------
   Ernest W. Lefever, Director, Date: March 25, 2004

                                  EXHIBIT INDEX

EXHIBIT NUMBER [SK REF NUMBER]       DESCRIPTION OF DOCUMENT
         3.1                           Articles of Incorporation of County Bank Corp
                                       (previously filed as Exhibits to the
                                       Corporations registration statement on
                                       form 8-A, filed January 24, 1989 and
                                       incorporated herein by reference).

         3.2                           Bylaws of County Bank Corp (previously filed
                                       as Exhibits to the Corporations
                                       registration statement on form 8-A, filed
                                       January 24, 1989 and incorporated herein
                                       by reference).

         11                            Statement regarding computation of per share
                                       earnings. (Incorporated by Reference to
                                       Note 1 of the 2003 Annual Report).

         13                            Annual Report to Shareholders.

         21                            List of Subsidiaries. (Incorporated by
                                       Reference to 2003 Annual Report).

         23                            Consent of Independent Accountants.

         31(a)                         Chief Executive Officer Sarbanes-Oxley Act 302
                                       Certification dated March 19, 2004 for Annual
                                       Report on Form 10-K for the year ended
                                       December 31, 2003.

         31(b)                         Chief Financial Officer Sarbanes-Oxley Act 302
                                       Certification dated March 19, 2004 for Annual
                                       Report on Form 10-K for the year ended
                                       December 31, 2003.

         32(a)                         Certification Pursuant to 18 U.S.C. Section 1350,
                                       as enacted pursuant to section 906 of the
                                       Sarbanes-Oxley Act of 2002.

         32(b)                         Certification Pursuant to 18 U.S.C. Section 1350,
                                       as enacted pursuant to section 906 of the
                                       Sarbanes-Oxely Act of 2002.