Form 10-Q
period 2004-03-31
COUNTY BANK CORP
filed 2004-05-14
CIK 830480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      -                       EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2004
                         Commission file number: 0-17482

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


There are 1,186,472 shares of common stock outstanding as of March 31, 2004.

                                COUNTY BANK CORP

                                    FORM 10-Q

                      For the Quarter ended March 31, 2004

PART I: FINANCIAL INFORMATION                                                     PAGE
   Item 1.  Financial Statements

      Balance Sheets-At March 31, 2004 and December 31, 2003                        4

      Statements of Income-For the three months ended March 31, 2004
      and March 31, 2003                                                            5

      Statement of Cash Flows

      For the three months ended March 31, 2004 and March 31, 2003                  6

      Notes to Financial Statements                                                 7

   Item 2.  Management's Discussion and Analysis of
     Financial Condition and the Results of Operations                              8

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk             10

   Item 4.  Controls and Procedures                                                10


PART II: OTHER INFORMATION

   Item 1.  Legal Proceedings                                                      10

   Item 6.  Exhibits and Reports of Form 8-K                                       10

All items except those set forth above are inapplicable and have been omitted.

SIGNATURES                                                                         14

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

Part I - Financial Information

Item I - Financial Statements

Introduction to Financial Statements

The consolidated financial statements of County Bank Corp and subsidiary, Lapeer County Bank & Trust Co., have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with financial statements and the notes thereto included in County Bank Corp's Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2003.

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

CONSOLIDATED FINANCIAL STATEMENTS
BALANCE SHEETS (in thousands)


                                                        March 31     December 31
                                                          2004          2003
ASSETS
Cash and due from banks                                 $ 10,758      $ 13,172
Investment securities available for sale                  41,190        42,590
Investment securities held to maturity                    22,809        23,167
Other securities                                             541           541
                                                        --------      --------
   Total investment securities                            64,540        66,298
Federal funds sold                                        10,550           900
Loans                                                    158,189       161,714
   Less: Reserve for possible loan losses                  2,128         2,136
                                                        --------      --------
      Net loans                                          156,061       159,578
Bank premises and equipment                                6,220         6,052
Interest receivable and other assets                       3,068         2,662
                                                        --------      --------
   TOTAL ASSETS                                         $251,197      $248,662
                                                        ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Non-interest bearing demand                          $ 39,493      $ 39,463
   Interest bearing demand                                63,992        64,103
   Savings                                                55,779        54,694
   Time                                                   57,017        56,711
                                                        --------      --------
      Total deposits                                     216,281       214,971
Interest payable and other liabilities                     2,595         2,337
                                                        --------      --------
   TOTAL LIABILITIES                                     218,876       217,308
STOCKHOLDERS' EQUITY
Common Stock-$5.00 par value, 3,000,000 shares
  authorized and 1,186,472 shares outstanding              5,932         5,932
Surplus                                                    8,634         8,634
Undivided profits                                         15,129        14,621
Unrealized gains and losses on securities available
  for sale                                                 2,626         2,167
                                                        --------      --------
     TOTAL STOCKHOLDERS' EQUITY                           32,321        31,354
                                                        --------      --------
     TOTAL LIABILITES AND STOCKHODERS' EQUITY           $251,197      $248,662
                                                        ========      ========

CONSOLIDATED INCOME STATEMENTS
(in thousands)

                                                            Three months ended
                                                                 March 31
                                                            2004           2003
INTEREST INCOME
Interest and fees on loans                                 $2,388         $2,640
Interest on investments: taxable                              280            288
Interest on investments: nontaxable                           353            346
Interest on Federal funds sold                                 14             33
                                                           ------         ------
     TOTAL INTEREST INCOME                                  3,035          3,307
INTEREST EXPENSE
   Demand deposits                                            104            134
   Savings deposits                                            93            117
   Time deposits                                              417            504
   Interest on Federal funds purchased                          2             --
                                                           ------         ------
     TOTAL INTEREST EXPENSE                                   616            755
                                                           ------         ------
NET INTEREST INCOME                                         2,419          2,552
Provision for possible loan losses                             --             15
                                                           ------         ------
NET INTEREST INCOME AFTER PROVISION
   FOR POSSIBLE LOAN LOSSES                                 2,419          2,537
OTHER INCOME
Service fees on loan and deposit accounts                     299            294
Other                                                         359            364
                                                           ------         ------
     TOTAL OTHER INCOME                                       658            658
OTHER EXPENSES
Salaries and employee benefits                              1,300          1,216
Net occupancy expense                                         255            241
Other                                                         481            484
                                                           ------         ------
   TOTAL OTHER EXPENSE                                      2,036          1,941
INCOME BEFORE PROVISION FOR FEDERAL
  INCOME TAX                                                1,041          1,254
Provision for Federal income tax                              226            300
                                                           ------         ------
NET INCOME                                                    815            954
                                                           ======         ======

EARNINGS PER SHARE
Net income                                                 $ 0.69         $ 0.80
Cash dividend declared                                     $ 0.26         $ 0.24

STATEMENT OF CASH FLOWS
(in thousands)

                                                               Three months ended
                                                                    March 31
                                                              2004           2003
Cash flows from operating activities
Net income                                                  $    815       $    954
Adjustments to reconcile net income to net cash
  provided from operating activities
Depreciation and amortization                                     99            103
Provision for loan losses                                         --             15
Net amortization and accretion of securities                      55             66
Net change in accrued interest receivable and other             (406)          (271)
Net change in accrued interest payable and other                  21            214
                                                            --------       --------

Net cash provided by operating activities                        584          1,081

Cash flows form investing activities
Proceeds from maturities of investment securities: AFS         4,050          3,510
Proceeds from maturities of investment securities: HTM           350            202
Purchase of investment securities: AFS                        (2,000)        (1,410)
Purchase of investment securities: HTM                            --             --
Net (increase) decrease in loans                               3,517           (548)
Proceeds from the sale of other real estate                       --             52
Premises and equipment expenditures                             (267)          (131)
                                                            --------       --------

Net cash provided by investing activities                      5,650          1,675

Cash flows from financing activities
Net increase (decrease) in interest bearing and
  non-interest bearing demand accounts                           (81)         1,247
Net increase in savings and time deposits                      1,391          2,255
Cash dividends paid                                             (308)          (285)
                                                            --------       --------

Net cash provided by financing activities                      1,002          3,217
                                                            --------       --------


Net increase in cash and equivalents                           7,236          5,973
Cash and equivalents at beginning of year                     14,072         20,251
                                                            --------       --------

Cash and equivalents at end of period                       $ 21,308       $ 26,224
                                                            ========       ========

Cash paid for:
Interest                                                    $    612       $    773
Income taxes                                                      --             --

NOTE 1. INVESTMENTS
(in thousands)

The carrying amount and approximate market value of securities held to maturity were as follows

                                                                                      March 31, 2004
                                                                 Amortized         Gross           Gross         Estimated
                                                                    Cost         Unrealized      Unrealized        Market
                                                                                   Gains           Losses          Value
Obligations of states and political subdivisions                  $20,986         $ 1,291         $     4         $22,273

Mortgage-backed securities                                          1,823              55              --           1,878
                                                                  -------         -------         -------         -------
  Total                                                           $22,809         $ 1,346         $     4         $24,151
                                                                  =======         =======         =======         =======

The carrying amount and approximate market value of securities held to maturity were as follows

                                                                                     December 31, 2003
                                                                 Amortized         Gross           Gross         Estimated
                                                                    Cost         Unrealized      Unrealized        Market
                                                                                   Gains           Losses          Value
Obligations of states and political subdivisions                  $21,182         $ 1,287         $    19         $22,450
Mortgage-backed securities                                          1,985              61              --           2,046
                                                                  -------         -------         -------         -------
  Total                                                           $23,167         $ 1,348         $    19         $24,496
                                                                  =======         =======         =======         =======

The carrying amount and approximate market value of securities available for sale were as follows

                                                                                      March 31, 2004
                                                                 Amortized         Gross           Gross         Estimated
                                                                    Cost         Unrealized      Unrealized        Market
                                                                                   Gains           Losses          Value
U.S. Government securities and obligations of
  U.S. Government corporations and political subdivisions         $12,035         $   135         $    --         $12,170
Obligations of states and political subdivisions                   10,844             617              18          11,443
Corporate securities                                                2,931           3,081              26           5,986
Mortgage-backed securities                                         11,400             209              18          11,591
                                                                  -------         -------         -------         -------
  Total                                                           $37,210         $ 4,042         $    62         $41,190
                                                                  =======         =======         =======         =======

The carrying amount and approximate market value of securities available for sale were as follows

                                                                                     December 31, 2003
                                                                 Amortized         Gross           Gross         Estimated
                                                                    Cost         Unrealized      Unrealized        Market
                                                                                   Gains           Losses          Value
U.S. Government securities and obligations of
  U.S. Government corporations and political subdivisions         $13,035         $    16         $   150         $12,901
Obligations of states and political subdivisions                   10,864             562              45          11,381
Corporate securities                                                2,940           2,836              35           5,741
Mortgage-backed securities                                         12,468             184              85          12,567
                                                                  -------         -------         -------         -------
  Total                                                           $39,307         $ 3,598         $   315         $42,590
                                                                  =======         =======         =======         =======

NOTE 2. LOANS

(in thousands)                                     3/31/2004          12/31/2003
Commercial                                          $ 18,067            $ 26,180
Commercial Real estate mortgage                       69,331              64,288
Real estate mortgage                                  35,149              37,164
Installment                                           28,409              23,555
Construction                                           7,233              10,527
                                                    --------            --------
  Total loans                                       $158,189            $161,714
                                                    ========            ========


Transactions in the reserve for possible loan losses were as follows for the three months ended March 31:

                                                                       2004            2003
Beginning balance at beginning of period                              $2,136          $2,165
Provision charged to earnings                                             --              15
Loans charged off                                                          9              21
Recoveries                                                                 1              13
                                                                      ------          ------
Balance at end of the period                                          $2,128          $2,172
                                                                      ======          ======

Reserve as a percent of total loans                                     1.35%           1.39%


Loans outstanding to executive officers, directors, principal         $4,228          $3,631
shareholders and their related companies. In the opinion of
management, such loans were made on the same terms and
conditions as those to other borrowers and did not involve
more that the normal risk of collectability

ITEM 2. MANAGEMENTS' DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

Financial Condition

The Corporation experienced falling loan demand through the first quarter. Net loans decreased $3,517,000 in the first three months. New loan activity in commercial loan categories did not replace commercial loan repayments. Mortgage loan activity declined as a result of stable to rising interest rates. The demand for traditional consumer loans remained soft. Home equity lines of credit increased, but did not offset decreases in other loan categories. Total loans declined 2.2% during the quarter.

Savings deposits increased 1.3% while interest bearing demand deposits decreased ..2% during the first three months of the year. Our Choice product, which offers a short term market rate with check writing privileges declined due to continued low rates. Balances in non-interest bearing demand accounts increased .1%. Deposit customers are waiting for increases in deposit rates and continue to seek safety for their principal.

Activity in the investment portfolio moderated. Cash flow from mortgage backed securities continued at accelerated speeds as a result of low interest rates and refinancing activity. Municipal investments declined as bonds were called. The Corporation is shortening its securities investment targets in anticipation of rising rates. The Corporation determined to increase liquidity during the first quarter and consequently reduced its investment activity. The Corporation continues to seek investment opportunities to supplement income but remain liquid enough to meet loan demand.

Capital Resources

The Corporation paid a quarterly dividend of $.26 per share during the first. Strong capital ratios in excess of regulatory requirements enabled the Board of Directors to take this action. The Bank's tier one risk-based capital ratio was
17.8 on March 31, 2004 after payment of the dividends. Financial institutions are adequately capitalized if this ratio exceeds 4.0% and well capitalized if the ratio exceeds 6.0%. The primary use of the Corporation's capital is to support growth.

The Corporation increased liquidity during the first quarter in anticipation of the need to purchase up to 96,000 shares of stock from the estate of its largest shareholder. The Corporation purchased 68,157 shares from the estate at a price of $50.35 per share on April 16, 2004 and does not anticipate the purchase of any additional shares. The shares were retired and no plans exist to reissue them at the current time. The Corporation arranged to borrow the funds necessary to complete the purchase.

Results of Operations

Stable then declining interest rates and loan repayments reduced the Bank's interest margin. The Bank's asset and liability repricing opportunities are closely matched over the short term. Pressure builds from loan customers seeking to lock interest rates for longer terms and deposit customers are more sensitive to competitor's interest rate offerings. The quarterly FTE interest margin as percent of average assets for the first quarter fell to 4.18% from 4.20% in the fourth quarter of 2003. The interest spread remained 4.18%. Management anticipates that the Federal Reserve Bank will make few changes to interest rates in the next few quarters and pressure on the interest margin will continue as more assets reprice at a lower return. Loan rates are carefully negotiated to maintain margin, particularly when fixed rate financing is requested. Other income and other expense categories performed at the comparable levels to previous years. The Bank's return on average assets was 1.30% during the first quarter.

Provision for Possible Loan Losses

Management realizes that loan losses cannot be predicted with absolute certainty. The Corporation adheres to a loan review procedure that identifies loans that may develop into problem credits. The adequacy of the reserve for possible loan losses is evaluated against the listings that result from the review procedure, historical net loan loss experience, current loan volumes, the level and composition of non-accrual, past due and renegotiated or reduced rate loans, current economic conditions, estimated market value of any underlying collateral, adverse conditions that may effect a borrower's ability to repay, and an evaluation of each borrower's credit worthiness. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information comes to light. Based on these factors, management determines the amount of the provision for possible loan losses needed to maintain an adequate reserve for possible loan losses. The amount of the provision for possible loan losses is recorded as current expense and may be greater or less than the actual net charged off loans.

Activity related to the reserve for loan losses resulted in net charged off loans of $8,000 in the first quarter of 2004. Management did not fund the reserve for loan losses based on a strong ratio of loan loss reserve to total loans and stable risk factors in the loan portfolio.

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

The Corporation purchased and retired 68,157 stares of stock at a total price of $3,432,000 by borrowing funds from a correspondent bank. The anticipated demand on liquidity will be less than $200,000 per quarter for the next five years.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation reported market risk detail in its 10-K filing for the year ended December 31, 2003. There have been no events or changes to the Corporations' assets and liabilities that significantly alter those risk disclosures.




ITEM 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.

ITEM 1. LEGAL PROCEEDINGS

The Corporation from time to time is involved in legal proceedings arising in the ordinary course of business, which in aggregate involve amounts that are believed by management to be immaterial to the financial condition of the Corporation. The Corporation is not currently involved in legal proceedings that are of a material nature.

ITEM 6. EXHIBITS AN REPORTS OF FORM 8-K

A) Exhibits

B) A form 8-K was filed on March 4, 2004 in response to regulation FD containing a press release relative to the payment of the second quarter dividend.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

May 13, 2004


                                          COUNTY BANK CORP



                                          /s/Joseph H. Black
                                          -------------------------------------
                                          Joseph H. Black
                                          Treasurer and Chief Financial Officer

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