Form 10-Q
period 2004-06-30
COUNTY BANK CORP
filed 2004-08-13
CIK 830480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                COUNTY BANK CORP

                                   FORM 10-Q

                      For the Quarter ended June 30, 2004

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                       For the Quarter ended June 30, 2004
                         Commission file number: 0-17482

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

Yes[X]  No[ ]

Indicate the number of shares outstanding as of each of the issuer's classes of common stock, as of the latest practicable date.

There are 1,118,315 shares of common stock outstanding as of June 30, 2004

                                                                                         PAGE
PART I: FINANCIAL INFORMATION

      Item 1. Financial Statements                                                         4

      Item 2.  Management's Discussion and Analysis of
        Financial Condition and the Results of Operations                                  9

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk                 11

      Item 4.  Controls and Procedures                                                    11

PART II: OTHER INFORMATION

      Item 1.  Legal Proceedings                                                          11

      Item 6.  Exhibits and Reports of Form 8-K                                           11

All items except those set forth above are inapplicable and have been omitted.

SIGNATURES                                                                                15

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

CONSOLIDATED FINANCIAL STATEMENTS
BALANCE SHEETS (in thousands)

                                                         (Unaudited)
                                                           June 30     December 31
                                                            2004         2003
ASSETS
Cash and cash equivalents                                  $ 17,825     $ 14,072
Investment securities held to maturity                       21,688       23,167
Investment securities available for sale                     42,634       42,590
Other securities                                                541          541
                                                           --------     --------
  Total investment securities                                64,863       66,298
Loans                                                       162,227      161,714
  Less: Reserve for possible loan losses                      2,025        2,136
                                                           --------     --------
    Net loans                                               160,202      159,578
Bank premises and equipment                                   6,145        6,052
Interest receivable and other assets                          2,902        2,662
                                                           --------     --------
  TOTAL ASSETS                                             $251,937     $248,662
                                                           ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Deposits:
  Non-interest bearing demand                              $ 40,355     $ 39,463
  Interest bearing demand                                    64,394       64,103
  Savings                                                    54,516       54,694
  Time                                                       58,269       56,711
                                                           --------     --------
   Total deposits                                           217,534      214,971
Other Borrowed Funds                                          3,431            -
Interest payable and other liabilities                        2,266        2,337
                                                           --------     --------
  TOTAL LIABILITIES                                         223,231      217,308
STOCKHOLDERS' EQUITY
Common Stock-$5.00 par value, 3,000,000 shares
 authorized and 1,118,315 and 1,186,472 shares
  outstanding at June 30, 2004 and December 31,
  2003, respectively                                          5,592        5,932
Surplus                                                       8,634        8,634
Undivided profits                                            12,650       14,621
Unrealized gains and losses on securities available
  for sale                                                    1,830        2,167
                                                           --------     --------

   TOTAL STOCKHOLDERS' EQUITY                                28,706       31,354
                                                           --------     --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $251,937     $248,662
                                                           ========     ========

CONSOLIDATED INCOME STATEMENTS
(in thousands)

                                                 (Unaudited)           (Unaudited)
                                              Three months ended    Six months ended
                                                   June 30               June 30
                                               2004       2003       2004       2003
INTEREST INCOME
Interest and fees on loans                    $2,416     $2,590     $4,804     $5,230
Interest on investments: taxable                 274        264        554        552
Interest on investments: nontaxable              361        344        714        690
Interest on Federal funds sold                    22         51         37         84
                                              ------     ------     ------     ------
   TOTAL INTEREST INCOME                       3,073      3,249      6,109      6,556
INTEREST EXPENSE
  Demand deposits                                103        122        207        256
  Savings deposits                                74        124        167        241
  Time deposits                                  405        482        822        986
  Interest on Federal funds purchased              -          -          2          -
Other borrowed funds                              11          -         11          -
                                              ------     ------     ------     ------
   TOTAL INTEREST EXPENSE                        593        728      1,209      1,483
                                              ------     ------     ------     ------
NET INTEREST INCOME                            2,480      2,521      4,900      5,073
Provision for possible loan losses                 -         15          -         30
                                              ------     ------     ------     ------
NET INTEREST INCOME AFTER PROVISION
  FOR POSSIBLE LOAN LOSSES                     2,480      2,506      4,900      5,043
OTHER INCOME
Service fees on loan and deposit accounts        306        292        605        586
Other                                            513        399        871        763
                                              ------     ------     ------     ------
   TOTAL OTHER INCOME                            819        691      1,476      1,349
OTHER EXPENSES
Salaries and employee benefits                 1,299      1,229      2,599      2,445
Net occupancy expense                            254        235        509        476
Other                                            546        508      1,027        992
                                              ------     ------     ------     ------
   TOTAL OTHER EXPENSE                         2,099      1,972      4,135      3,913
INCOME BEFORE PROVISION FOR FEDERAL
  INCOME TAX                                   1,200      1,225      2,241      2,479
Provision for Federal income tax                 285        290        511        590
                                              ------     ------     ------     ------
NET INCOME                                       915        935      1,730      1,889
                                              ======     ======     ======     ======

EARNINGS PER SHARE

Net income                                    $ 0.81     $ 0.79     $ 1.49     $ 1.59
Cash dividend declared                        $ 0.27     $ 0.24     $ 0.53     $ 0.48

Consolidated Statement of Comprehensive Income
(in thousands)

                                                               (Unaudited)             (Unaudited)
                                                           Three months ended       Six months ended
                                                                 June 30                  June 30
                                                           2004          2003        2004         2003
                                                          -------      -------     -------      -------
Net Income                                                $   915      $   935     $ 1,730      $ 1,889

Other Comprehensive income (loss):

Change in unrealized gain in securities available for
  sale, net of tax                                           (797)         383        (337)         314
                                                          -------      -------     -------      -------
Comprehensive income                                      $   118      $ 1,318     $ 1,393      $ 2,203
                                                          =======      =======     =======      =======

Consolidated Statement of Changes in Stockholders' Equity
(in thousands)

                                                                                                       Total
                                                           Common       Retained      Accumulated  Shareholders'
                                                           Stock        Earnings          OCI         Equity
                                                          --------      --------      -----------  ------------
Balance - December 31, 2003                               $  5,932      $ 23,255      $  2,167      $ 31,354

Net Income                                                       -         1,730             -         1,730
Change in unrealized gain on securities available for
  sale net of tax                                                -             -          (337)         (337)

Repurchase of Common Stock                                    (340)       (3,091)            -        (3,431)

Cash dividends                                                   -          (610)            -          (610)
                                                          --------      --------      --------      --------
Balance - June 30, 2004                                   $  5,592      $ 21,284      $  1,830      $ 28,706
                                                          ========      ========      ========      ========

STATEMENT OF CASH FLOWS
(in thousands)

                                                               (Unaudited)
                                                            Six months ended
                                                                 June 30
                                                            2004         2003
Cash flows from operating activities
Net income                                                $  1,730      $  1,889
Adjustments to reconcile net income to net cash
  provided from operating activities
Depreciation                                                   221           206
Provision for loan losses                                        -            30
Net amortization and accretion of securities                    80           121
Net change in accrued interest receivable                     (240)          (29)
Net change in accrued interest payable and other               103           134
                                                          --------      --------

Net cash provided by operating activities                    1,894         2,351

Cash flows form investing activities
Proceeds from calls of investment securities: AFS            5,670         2,097
Proceeds from maturities of investment
  securities: AFS                                                -         3,986
Proceeds from calls of investment securities: HTM              964           513
Proceeds from maturities of investment
  securities: HTM                                              599         1,116
Purchase of investment securities: AFS                      (6,313)       (7,608)
Purchase of investment securities: HTM                         (76)       (2,043)
Net (increase) decrease in loans                              (624)        1,174
Premises and equipment expenditures                           (314)         (725)
                                                          --------      --------

Net cash used in investing activities                          (94)       (1,490)

Cash flows from financing activities
Net increase in interest bearing and
  non-interest bearing demand accounts                       1,183            72
Net increase in savings and time deposits                    1,380         3,471
Proceeds from issuance of long term debt                     3,431             -
Payment to repurchase common stock                          (3,431)            -
Cash dividends paid                                           (610)         (569)
                                                          --------      --------

Net cash provided from financing activities                  1,953         2,974
                                                          --------      --------

Net increase in cash and equivalents                         3,753         3,835
Cash and equivalents at beginning of year                   14,072        20,251
                                                          --------      --------

Cash and equivalents at end of period                     $ 17,825      $ 24,086
                                                          ========      ========

Cash paid for:
Interest                                                  $  1,199      $  1,520
Income taxes                                              $    478      $    634

NOTE 1. INVESTMENTS
(in thousands)

The carrying amount and approximate market value of securities held to maturity were as follows

                                                                June 30,
                                                                 2004
                                                                 Gross         Gross     Estimated
                                                   Amortized   Unrealized   Unrealized     Market
                                                     Cost        Gains        Losses       Value
Obligations of states and political subdivisions     $19,998     $   788     $    80     $20,706
Mortgage-backed securities                             1,690          45           -       1,735
                                                     -------     -------     -------     -------
 Total                                               $21,688     $   833     $    80     $22,441
                                                     =======     =======     =======     =======

The carrying amount and approximate market value of securities held to maturity were as follows

                                                                 December 31, 2003
                                                                       Gross           Gross    Estimated
                                                    Amortized       Unrealized      Unrealized    Market
                                                      Cost             Gains          Losses      Value
Obligations of states and political subdivisions     $21,182          $ 1,287         $    19    $22,450
Mortgage-backed securities                             1,985               61               -      2,046
                                                     -------          -------         -------    -------
 Total                                               $23,167          $ 1,348         $    19    $24,496
                                                     =======          =======         =======    =======

The carrying amount and approximate market value of securities available for sale were as follows

                                                                        June 30,
                                                                          2004
                                                                         Gross        Gross    Estimated
                                                           Amortized   Unrealized  Unrealized   Market
                                                             Cost         Gains       Losses     Value
U.S. Government securities and obligations of
  U.S. Government corporations and political subdivisions   $14,032     $     -     $   343     $13,689
Obligations of states and political subdivisions             12,686         335         164      12,857
Corporate securities                                          2,923       2,987          18       5,892
Mortgage-backed securities                                   10,220         119         143      10,196
                                                            -------     -------     -------     -------
 Total                                                      $39,861     $ 3,441     $   668     $42,634
                                                            =======     =======     =======     =======

The carrying amount and approximate market value of securities available for sale were as follows

                                                                         December 31,2003
                                                                              Gross           Gross      Estimated
                                                            Amortized       Unrealized      Unrealized    Market
                                                               Cost           Gains           Losses       Value
U.S. Government securities and obligations of
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
                                                              =======        =======         =======      =======

NOTE 2. LOANS
(in thousands)

                                                                 6/30/2004      12/31/2003
Commercial                                                        $ 17,365      $ 26,180
Commercial Real estate mortgage                                     72,529        64,288
Real estate mortgage                                                36,076        37,164
Installment                                                         28,739        23,555
Construction                                                         7,518        10,527
                                                                  --------      --------
 Total loans                                                      $162,227      $161,714
                                                                  ========      ========

Transactions in the reserve for possible loan losses were as follows for the three months ended March 31:

                                                                     2004          2003
Beginning balance at beginning of period                          $  2,136      $  2,165
Provision charged to earnings                                            -            15
Loans charged off                                                      117            21
Recoveries                                                               6            13
                                                                  --------      --------
Balance at end of the period                                      $  2,025      $  2,172
                                                                  ========      ========

Reserve as a percent of total loans                                   1.25%         1.34%

Loans outstanding to executive officers, directors, principal     $  4,830      $  3,631
shareholders and their related companies. In the opinion of
management, such loans were made on the same terms and
conditions as those to other borrowers and did not involve
more that the normal risk of collectability

ITEM 2. MANAGEMENTS' DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

Financial Condition

The Corporation experienced falling loan demand through the first quarter. Loan demand increased moderately during the second quarter. Net loans increased $624,000 in the first six months. Mortgage loan activity declined as a result of stable to rising interest rates and remains soft. The demand for traditional consumer loans continues to decline. Home equity lines of credit increased, but did not offset decreases in other loan categories.

Savings and time deposits increased $1,380,000 while interest bearing and non-interest bearing demand deposits increased $1,179,000 during the first six months of the year. Deposit customers are waiting for increases in deposit rates and continue to seek safety for their principal.

Activity in the investment portfolio moderated. Cash flow from mortgage backed securities declined as a result of increasing interest rates and reduced refinancing activity. Municipal investments remained stable as maturities and calls were reinvested. The Corporation is shortening its securities investment targets in anticipation of rising rates. The Corporation determined to increase liquidity during the first quarter and consequently reduced its investment activity. The Corporation continues to seek investment opportunities to supplement income but remain liquid enough to meet loan demand.

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

The Corporation paid a quarterly dividend of $.26 per share during the first and $.27 per share on a reduced number of shares during the second quarter. The Corporation paid $.55 per share through two quarters based on the current 1,118,315 shares outstanding. Strong capital ratios in excess of regulatory requirements enabled the Board of Directors to take this action. The Corporation's tier one risk-based capital ratio was 17.7% on June 30, 2004 after payment of the dividends. Financial institutions are adequately capitalized if this ratio exceeds 4.0% and well capitalized if the ratio exceeds 6.0%. The primary use of the Corporation's capital is to support growth.

Results of Operations

Stable then declining interest rates and loan repayments reduced the Bank's interest margin. The Bank's asset and liability repricing opportunities are closely matched over the short term. Pressure builds from loan customers seeking to lock interest rates for longer terms and deposit customers are more sensitive to competitor's interest rate offerings. The slight recovery of loan demand increased the Bank's loan to deposit ratio from 73.1% on March 31, 2004 to 74.9% on June 30, 2004. The Bank regained some non accrued interest as the result of the resolution of some nonperforming loans. Consequently, the quarterly FTE interest margin as percent of average assets for the second quarter grew to 4.24 from 4.18 in the first quarter. The interest spread grew to 4.28%. Management anticipates that the Federal Reserve Bank will increase interest rates over the few quarters and pressure on the interest margin will ease as variable interest rates increase. However, time and indexed deposit rates tend to increase in anticipation in these rate increases. Loan rates are carefully negotiated to maintain margin, particularly when fixed rate financing is requested. Other income increased during the second quarter as a result of gains on the sale of other real estate. Other expense categories performed at the comparable levels to previous years. The Bank's return on average assets was 1.45% during the second quarter.

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

Activity related to the reserve for loan losses resulted in net charged off loans of $108,000 in the second quarter of 2004. Management did not fund the reserve for loan losses based on a strong ratio of loan loss reserve to total loans and stable risk factors in the loan portfolio.

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

The Corporation purchased and retired 68,157 stares of stock at a total price of $3,431,000 by borrowing funds from a correspondent bank. The anticipated demand on liquidity will be less than $200,000 per quarter for the next five years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation reported market risk detail in its 10-K filing for the year ended December 31, 2003. There have been no events or changes to the Corporations' assets and liabilities that significantly alter those risk disclosures.

ITEM 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.

ITEM 1.  LEGAL PROCEEDINGS

The Corporation from time to time is involved in legal proceedings arising in the ordinary course of business, which in aggregate involve amounts that are believed by management to be immaterial to the financial condition of the Corporation. The Corporation is not currently involved in legal proceedings that are of a material nature.

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

A) Exhibits

B) A form 8-K was filed on April 26, 2004 in response to regulation FD disclosing the repurchase of 68,157 shares of stock by the Corporation. A form 8-K was filed on June 2, 2004 in response to regulation FD containing a press release relative to the payment of the second quarter dividend.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

August 13, 2004

                                                       COUNTY BANK CORP

                                                       /s/ Joseph H. Black
                                                       -------------------------
                                                       Joseph H. Black
                                                       Treasurer and Chief
                                                       Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION
EX- 31.1     Certification of Chief Executive Officer pursuant to Section 302

EX- 31.2     Certification of Chief Financial Officer pursuant to Section 302

EX- 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX- 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002