Form 10-Q
period 2004-09-30
COUNTY BANK CORP
filed 2004-11-12
CIK 830480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                    For the Quarter ended September 30, 2004
                         Commission file number: 0-17482

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

There are 1,118,315 shares of common stock outstanding as of September 30, 2004

                                COUNTY BANK CORP

                                    FORM 10-Q

                    For the Quarter ended September 30, 2004

PART I: FINANCIAL INFORMATION                                                   PAGE
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

CONSOLIDATED FINANCIAL
STATEMENTS

BALANCE SHEETS (in thousands)

                                                           (Unaudited)
                                                           September 30    December 31
                                                               2004           2003
ASSETS
Cash and cash equivalents                                    $ 13,624       $ 14,072
Investment securities available for sale                       44,004         42,590
Investment securities held to maturity                         20,674         23,167
Other securities                                                  541            541
                                                             --------       --------
   Total investment securities                                 65,219         66,298
Loans                                                         163,961        161,714
   Less: Reserve for possible loan losses                       2,023          2,136
                                                             --------       --------
      Net loans                                               161,938        159,578
Bank premises and equipment                                     6,053          6,052
Interest receivable and other assets                            3,049          2,662
                                                             --------       --------
   TOTAL ASSETS                                              $249,883       $248,662
                                                             ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Non-interest bearing demand                               $ 40,516       $ 39,463
   Interest bearing demand                                     63,299         64,103
   Savings                                                     52,914         54,694
   Time                                                        57,432         56,711
                                                             --------       --------
      Total deposits                                          214,161        214,971
Other borrowed funds                                            3,230             --
Interest payable and other liabilities                          2,621          2,337
                                                             --------       --------
   TOTAL LIABILITIES                                          220,012        217,308
STOCKHOLDERS' EQUITY
Common Stock-$5.00 par value, 3,000,000 shares
  Authorized, 1,118,315 shares outstanding in 2004 and
  1,186,472 shares outstanding in 2003                          5,592          5,932
Surplus                                                         8,634          8,634
Undivided profits                                              13,180         14,621
Unrealized gains and losses on securities available
  for sale                                                      2,465          2,167
                                                             --------       --------
     TOTAL STOCKHOLDERS' EQUITY                                29,871         31,354
                                                             --------       --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $249,883       $248,662
                                                             ========       ========

CONSOLIDATED INCOME STATEMENTS
(in thousands)

                                                (Unaudited)         (Unaudited)
                                            Three months ended   Nine months ended
                                               September 30        September 30
                                              2004      2003      2004      2003
INTEREST INCOME
Interest and fees on loans                   $2,419    $2,415    $7,223    $7,644
Interest on investments: taxable                276       247       830       800
Interest on investments: nontaxable             351       359     1,065     1,049
Interest on Federal funds sold                   24        42        61       126
                                             ------    ------    ------    ------
     TOTAL INTEREST INCOME                    3,070     3,063     9,179     9,619
INTEREST EXPENSE
   Demand deposits                              137       101       344       357
   Savings deposits                              78       100       245       342
   Time deposits                                406       459     1,228     1,444
   Federal funds purchased                       --        --         2        --
   Other borrowed funds                          24        --        35        --
                                             ------    ------    ------    ------
     TOTAL INTEREST EXPENSE                     645       660     1,854     2,143
                                             ------    ------    ------    ------
NET INTEREST INCOME                           2,425     2,403     7,325     7,476
Provision for possible loan losses               --         5        --        35
                                             ------    ------    ------    ------
NET INTEREST INCOME AFTER PROVISION
   FOR POSSIBLE LOAN LOSSES                   2,425     2,398     7,325     7,441
OTHER INCOME
Service fees on loan and deposit accounts       372       301       977       887
Other                                           306       456     1,177     1,219
                                             ------    ------    ------    ------
     TOTAL OTHER INCOME                         678       757     2,154     2,106
OTHER EXPENSES
Salaries and employee benefits                1,313     1,266     3,912     3,711
Net occupancy expense                           248       227       757       703
Other                                           474       536     1,511     1,528
                                             ------    ------    ------    ------
     TOTAL OTHER EXPENSE                      2,035     2,029     6,180     5,942
INCOME BEFORE PROVISION FOR FEDERAL
  INCOME TAX                                  1,068     1,126     3,299     3,605
Provision for Federal income tax                236       257       737       847
                                             ------    ------    ------    ------
NET INCOME                                      832       869     2,562     2,758
                                             ======    ======    ======    ======

EARNINGS PER SHARE
Net income                                   $ 0.74    $ 0.73    $ 2.24    $ 2.32
Cash dividend declared                       $ 0.27    $ 0.24    $ 0.80    $ 0.72

Consolidated Statement of Comprehensive Income
(in thousands)

                                                                            (Unaudited)          (Unaudited)
                                                                        Three months ended    Nine months ended
                                                                           September 30         September 30
                                                                          2004      2003       2004      2003
                                                                         ------    ------     ------    ------
Net Income                                                               $  848    $  869     $2,562    $2,758

Other Comprehensive income (loss):

Change in unrealized gain in securities available for sale, net of tax      635      (289)       299        26
                                                                         ------    ------     ------    ------

Comprehensive income                                                     $1,483    $  580     $2,861    $2,784
                                                                         ======    ======     ======    ======



Consolidated Statement of Changes in Stockholders' Equity
(in thousands)

                                                                                                                           Total
                                                                           Common         Retained       Accumulated   Shareholders'
                                                                            Stock         Earnings           OCI          Equity
Balance - December 31, 2003                                               $  5,932        $ 23,255        $  2,167       $ 31,354

Net Income                                                                      --           2,562              --          2,562
Change in unrealized gain on securities available for sale, net of tax          --              --             298            298
Repurchase of Common Stock                                                    (340)         (3,091)             --         (3,431)
Cash dividends                                                                  --            (912)             --           (912)
                                                                          --------        --------        --------       --------

Balance - June 30, 2004                                                   $  5,592        $ 21,814        $  2,465       $ 29,871
                                                                          ========        ========        ========       ========

STATEMENT OF CASH FLOWS
(in thousands)

                                                               (Unaudited)
                                                            Nine months ended
                                                               September 30
                                                            2004         2003
Cash flows from operating activities
Net income                                                $  2,562     $  2,758
Adjustments to reconcile net income to net cash
  provided from operating activities
Depreciation                                                   332          310
Provision for loan losses                                       --           35
Net amortization and accretion of securities                   163          139
Net change in accrued interest receivable                     (387)        (213)
Net change in accrued interest payable and other               129           21
                                                          --------     --------

Net cash provided by operating activities                    2,799        3,050

Cash flows form investing activities
Proceeds from maturities of investment securities: AFS       7,732       11,357
Proceeds from maturities of investment securities: HTM       2,541        2,170
Purchase of investment securities: AFS                      (8,828)     (16,233)
Purchase of investment securities: HTM                         (76)      (2,043)
Net (increase) decrease in loans                            (2,360)       4,755
Premises and equipment expenditures                           (333)      (1,236)
                                                          --------     --------

Net cash provided from (used in) investing activities       (1,324)      (1,230)

Cash flows from financing activities
Net increase (decrease) in interest bearing and
  non-interest bearing demand accounts                         249          999
Net increase (decrease) in savings and time deposits        (1,059)       4,213
Proceeds from issuance of long term debt                     3,431           --
Repayment of long term debt                                   (201)          --
Payment to repurchase common stock                          (3,431)          --
Cash dividends paid                                           (912)        (854)
                                                          --------     --------

Net cash provided from (used in) financing activities       (1,923)       4,358
                                                          --------     --------

Net increase (decrease) in cash and equivalents               (448)       6,178
Cash and equivalents at beginning of year                   14,072       20,251
                                                          --------     --------

Cash and equivalents at end of period                     $ 13,624     $ 26,429
                                                          ========     ========

Cash paid for:
Interest                                                  $  1,843     $  2,212
Income taxes                                              $    498     $    905

NOTE 1. INVESTMENTS

(in thousands)

The carrying amount and approximate market value of securities held to maturity were as follows

                                                                         September 30, 2004
                                                       Amortized        Gross          Gross        Estimated
                                                          Cost        Unrealized     Unrealized       Market
                                                                        Gains          Losses         Value
Obligations of states and political subdivisions        $19,148        $   992        $     6        $20,134
Mortgage-backed securities                                1,526             36             --          1,562
                                                        -------        -------        -------        -------
  Total                                                 $20,674        $ 1,028        $     6        $21,696
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
                                                        =======        =======        =======        =======

The carrying amount and approximate market value of securities available for sale were as follows

                                                                                 September 30, 2004
                                                               Amortized        Gross          Gross        Estimated
                                                                  Cost        Unrealized     Unrealized       Market
                                                                                Gains          Losses         Value
U.S. Government securities and obligations of
  U.S. Government corporations and political subdivisions        $14,560        $    33        $    66        $14,527
Obligations of states and political subdivisions                  13,652            563             38         14,177
Corporate securities                                               2,914          3,174              9          6,079
Mortgage-backed securities                                         9,143            139             61          9,221
                                                                 -------        -------        -------        -------
  Total                                                          $40,269        $ 3,909        $   174        $44,004
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
                                                                 =======        =======        =======        =======

NOTE 2. LOANS
(in thousands)

                                                          9/30/2004   12/31/2003
Commercial                                                $ 16,425     $ 26,180
Commercial Real estate mortgage                             73,586       64,288
Real estate mortgage                                        34,456       37,164
Installment                                                 28,743       23,555
Construction                                                10,751       10,527
                                                          --------     --------
  Total loans                                             $163,961     $161,714
                                                          ========     ========

Transactions in the reserve for possible loan losses were as follows for the three months ended March 31:

                                                                   2004         2003
Beginning balance at beginning of period                         $  2,136     $  2,165
Provision charged to earnings                                          --           35
Loans charged off                                                     129           66
Recoveries                                                             16           26
                                                                 --------     --------
Balance at end of the period                                     $  2,023     $  2,160
                                                                 ========     ========

Reserve as a percent of total loans                                  1.23%        1.34%

Loans outstanding to executive officers, directors, principal    $  4,559     $  3,631
shareholders and their related companies. In the opinion of
management, such loans were made on the same terms and
conditions as those to other borrowers and did not involve
more that the normal risk of collectability


ITEM 2. MANAGEMENTS' DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

Financial Condition

The Corporation experienced falling loan demand through the first quarter. Loan demand increased moderately during the second quarter and the growth trend continued into the third quarter in the areas of commercial loans and home equity loans. Mortgage loan activity continued to decline as a result of stable to rising interest rates and remains soft. The demand for traditional consumer loans continues to decline. Overall loan growth was 1.4% since December 31, 2003.

Savings and time deposits increased $1,059,000 while interest bearing and non-interest bearing demand deposits increased $249,000 during the first nine months of the year. Deposit customers are seeking increases in deposit rates, yet they continue to seek safety for their principal. Low returns in short term deposits such as interest bearing demand are not an incentive for depositors.

Activity in the investment portfolio moderated. Cash flow from mortgage backed securities declined as a result of increasing interest rates and reduced refinancing activity. Municipal investments remained stable as maturities and calls were reinvested. The Corporation is shortening its securities investment targets in anticipation of rising rates. The Corporation determined to increase liquidity during the first quarter and consequently reduced its investment activity. The Corporation continues to seek investment opportunities to supplement income but remain liquid enough to meet loan demand. Increasing loan demand is reducing investment activity.

Capital Resources

The Corporation increased liquidity during the first quarter in anticipation of the need to purchase up to 96,000 shares of stock from the estate of its largest shareholder. The Corporation purchased 68,157 shares from the estate at a price of $50.35 per share on April 16, 2004 and does not anticipate the purchase of any additional shares. The shares were retired and no plans exist to reissue them. The Corporation arranged to borrow the funds necessary to complete the purchase.

The Corporation paid a quarterly dividend of $.26 per share during the first and $.27 per share on a reduced number of shares during the second quarter and third quarters. Strong capital ratios in excess of regulatory requirements enabled the Board of Directors to take this action. The Corporation's tier one risk-based capital ratio was 10.9% on September 30, 2004 after payment of the dividends and retirement of the stock. Financial institutions are adequately capitalized if this ratio exceeds 4.0% and well capitalized if the ratio exceeds 6.0%. The primary use of the Corporation's capital is to support growth.

Results of Operations

Increasing interest rates and loan repayments reduced the Bank's interest margin. The Bank's asset and liability repricing opportunities are closely matched over the short term. Pressure builds from loan customers seeking to lock interest rates for longer terms and deposit customers are more sensitive to competitor's interest rate offerings. The recovery of loan demand increased the Bank's loan to deposit ratio from 74.6% on June 30, 2004 to 76.5% on September 30, 2004. Consequently, the quarterly FTE interest margin as percent of average assets for the third quarter grew to 4.19 from 4.18 in the first quarter. The second quarter interest margin was 4.24% due to the recovery of non accrual interest on some larger nonperforming loans that were resolved. The interest spread grew to 4.20%. Management anticipates that the Federal Reserve Bank will increase interest rates over the next few quarters and pressure on the interest margin will ease as variable interest rates increase. However, time and indexed deposit rates tend to increase in anticipation in these rate increases. Loan rates are carefully negotiated to maintain margin, particularly when fixed rate financing is requested. Other income levels fell in the third quarter due to the increased level of second quarter income due to gains on the sale of other real estate. The Bank introduced the Courtesy Overdraft Service in the third quarter, and customer response is strong. Other expense categories performed at the comparable levels to previous years. The Bank's return on average assets was 1.34% during the third quarter.

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

Activity related to the reserve for loan losses resulted in net charged off loans of $2,000 in the third quarter of 2004. Management did not fund the reserve for loan losses based on a strong ratio of loan loss reserve to total loans and stable risk factors in the loan portfolio.

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

The Corporation purchased and retired 68,157 shares of stock at a total price of $3,431,000 by borrowing funds from a correspondent bank. The anticipated demand on liquidity will be less than $200,000 per quarter for the next five years.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation reported market risk detail in its 10-K filing for the year ended December 31, 2003. There have been no events or changes to the Corporations' assets and liabilities that significantly alter those risk disclosures.



ITEM 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.

ITEM 1. LEGAL PROCEEDINGS

The Corporation from time to time is involved in legal proceedings arising in the ordinary course of business, which in aggregate involve amounts that are believed by management to be immaterial to the financial condition of the Corporation. The Corporation is not currently involved in legal proceedings that are of a material nature.

ITEM 6. EXHIBITS AN REPORTS OF FORM 8-K

A)    Exhibits

B) A form 8-K was filed on September 2, 2004 in response to regulation FD containing a press release relative to the payment of the third quarter dividend.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

November 12, 2004


                                        COUNTY BANK CORP



                                        /s/Joseph H. Black
                                        -------------------------------------
                                        Joseph H. Black
                                        Treasurer and Chief Financial Officer

                                  EXHIBIT INDEX

                                   DESCRIPTION

Ex-31.1 Certification of Chief Executive Officer pursuant to Section 302

EX 31.2 Certification of Chief Financial Officer pursuant to Section 302

EX 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

EX 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002