Form 10-K
period 2004-12-31
COUNTY BANK CORP
filed 2005-03-31
CIK 830480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 10 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004
                         Commission files number 0-17482

     [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 for the transition period from _____ to ______

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

Yes [ ] No [X]

The aggregate market value of the voting shares of stock held by nonaffiliates of the registrant was $52,118,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

There are 1,118,315 shares of common stock ($5.00 par value) outstanding as of December 31, 2004.

The following documents are incorporated into the 10-K by reference:

The Annual Report to Shareholders, December 31, 2004, Part I, Part II.

Proxy statement dated March 28, 2005, Part III.

                                County Bank Corp
                                Table of Contents


Form 10-K items

Item 1.    Business                                                                   3-15

Item 2.    Properties                                                                   15

Item 3.    Legal Proceedings                                                            16

Item 4.    Submission of Matters to a Vote of Security Holders                          16

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters        16

Item 6.    Selected Financial Data                                                      16

Item 7.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                             16-19
Item 7a..  Quantitative and Qualitative Disclosures About Market Risk                   20

Item 8.    Financial Statements and Supplementary Data                                  21

Item 9.    Disagreements on Accounting and Financial Disclosure                         21

Item 9A.   Controls and Procedures                                                      21

Item 10.   Directors and Executive Officers of the Registrant                           21

Item 11.   Executive Compensation                                                       22

Item 12.   Security Ownership of Certain Beneficial Owners and Management               22

Item 13.   Certain Relationships and Related Transactions                               22

Item 14.   Principal Accountant Fees and Services                                       22

Item 15.   Exhibits, Financial Schedules and Reports on Form 8-K                        23

Signatures and Certifications                                                           25
Total Pages: 28

Form 10-K

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

The Corporation serves the County through the subsidiary Bank at eight locations. The main office is located at 83 W. Nepessing St., in downtown Lapeer. A drive through location is located at the corner of Pine St. and Clay St. across the street from the main office. A full service office is located in the south end of Lapeer at 637 South Main (M-24). Attica Township is served by a full service office located at 4515 Imlay City Rd. Full service offices are located in Elba Township at 5508 Davison Road and in Metamora Township on M-24, south of Lapeer. A full service office serves the City of Imlay City at 1875 S. Cedar St., Imlay City, MI. A full service branch is located at the corner of M-24 and Burnside Road in Deerfield Township. One automated teller machine (ATM) is located in Lapeer Regional Hospital, 1375 N. Main St., Lapeer. One cash dispensing machine is located the lobby of Lapeer Cinemas at 1650 Demille Rd., Lapeer, MI. One ATM is located in the Whistle Stop Party Store at 3670 North Branch Rd., North Branch, MI.

The Corporation grew moderately during 2004. Total assets grew to $253,261,000 on December 31, 2004, while total deposits grew to $216,812,000. Total assets grew 1.8% while total deposits grew .9%. These growth percentages were less than the previous year. The Federal Reserve Board increased interest rates 25 basis points five times during the second half of 2004 after lowering rates 25 basis points one time in 2003. Customers responded slowly to the increased rate volatility and continued choosing more traditional savings deposit categories. The Corporation expects accelerated growth through 2005.

The Corporation offers commercial banking services through the Bank at the main office and the seven branches throughout the County. The customer base extends to all sections of the County and includes all segments of the population, including individuals, retail businesses, farming operations, and industrial plants. This locally owned full service Bank offers commercial and personal checking, savings and time deposit services; the Bank offers commercial and industrial loans, real estate mortgages and consumer loans. The trust department, with full trust powers, is in its fifth decade of providing customers with employee benefit plans, estate planning services, and complete trust services.

The Corporation faces substantial competition for financial services. The chief competitor is National City Bank of Michigan/Illinois. National City operates branches throughout the County. Independent Bank Corp. of Ionia, MI operates three branch locations in the Bank's market area after recently expanding a loan production office to a full service branch. Bank One operates an office north of the city limits of Lapeer. Tri-County Bank has offices in Imlay City and Almont. CSB Bank of Capac has an office in Imlay City. Oxford Bank operates a branch in Dryden. There are two full service branches and one loan production office of Citizen's Federal Savings Bank in the County. Two credit unions, Lapeer County School Employees Credit Union and the Lapeer County Community Credit Union, which operates offices in Lapeer and Imlay City, serve the County. There are two securities brokers, Oppenheimer and Edward D. Jones & Co. A number of other securities brokers serve the County through Flint offices. Comerica Bank operates a Comerimart branch in a local grocery store. The local telephone book lists twelve financial planners and thirty five mortgage brokers.

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

Regulatory Approval. In determining whether to approve a proposed bank acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post- acquisition basis, and the acquiring institution's record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the Community Reinvestment Act of 1977.

DIVIDEND RESTRICTIONS

The Corporation is a legal entity separate and distinct from its subsidiary bank and other subsidiaries. Its principal source of funds to pay dividends on its common and preferred stock and debt service on its debt is dividends from its subsidiaries, primarily Lapeer County Bank & Trust Co. Various federal and state statutory provisions and regulations limit the amount of dividends that Lapeer County Bank & Trust Co. may pay without regulatory approval. Dividends payable by a state chartered bank are limited to the lesser of the bank's divided profits and the bank's retained net income for the current year plus its retained net income for the preceding two years (less any required transfers to capital surplus) up to the date of any dividend declaration in the current calendar year. Federal bank regulatory agencies have the authority to prohibit Lapeer County Bank & Trust Co from engaging in unsafe or unsound practices in conducting its business. The payment of dividends, depending on the financial condition of the bank, could be deemed an unsafe or unsound practice. The ability of Lapeer County Bank & Trust Co. to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies and capital guidelines.

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

MARKET RISK ("TIER 3") CAPITAL

      - Qualifying unsecured subordinated debt

The Corporation, like other bank holding companies, currently is required to maintain Tier 1 capital and "total capital" (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4% and 8%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). For a holding company to be considered "well capitalized" for regulatory purposes, it's Tier 1 and total capital ratios must be 6% and 10% on a risk-adjusted basis, respectively. At December 31, 2004, the Corporation met both requirements, with Tier 1 and total capital equal to 15.7% and 17.8% of its respective total risk-weighted assets. Federal Reserve Board, FDIC and state rules require the Corporation to incorporate market and interest rate risk components into its risk-based capital standards. Under these market risk requirements, capital is allocated to support the amount of market risk related to a financial institution's ongoing trading activities. The Federal Reserve Board also requires bank holding companies to maintain a minimum "leverage ratio" (Tier 1 capital to adjusted total assets) of 3% if the holding company has the highest regulatory rating and meets other requirements, or of 3% plus an additional "cushion" of at least 100 to 200 basis points (one to two percentage points) if the holding company does not meet these requirements. The Corporation's leverage ratio at December 31, 2004 was 11.0%.

The Federal Reserve Board may set capital requirements higher than the minimums described above for holding companies whose circumstances warrant it. For example, holding companies experiencing or anticipating significant growth may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve Board has also indicated that it will consider a "tangible Tier 1 capital leverage ratio" (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities. Lapeer County Bank & Trust Co. is subject to similar risk-based and leverage capital requirements adopted by the Federal Reserve Board. The Corporation's management believes that Lapeer County Bank & Trust Co. meets all capital requirements to which it is subject. Failure to meet capital requirements could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to restrictions on its business, which are described under the next paragraph.

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

As of December 31, 2004, the Corporation believes that its bank subsidiary was well capitalized, based on the prompt corrective action ratios and guidelines described above. A bank's capital category is determined solely for the purpose of applying the prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects for other purposes.

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

The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on the Corporation's earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of deposit insurance for Lapeer County Bank & Trust Co. could have a material adverse effect on the Corporation's earnings.

FISCAL AND MONETARY POLICIES

The Corporation's business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. The Corporation is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve are
(a) conducting open market operations in United States government securities,
(b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions' deposits, and (d)imposing or changing reserve requirements against certain borrowing by banks and their affiliates. These methods are used in varying degrees and combinations to affect directly the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the Federal Reserve Board have a material effect on the earnings of the Corporation.

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

EMPLOYEES

The number of full time equivalent employees totaled 121 and 122 on December 31, 2004 and 2003, respectively.

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

GUIDE 3. Statistical disclosures:

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest (000's) Table I.


                                                       Average Assets (000's)             Income (000's)             Yield (%)
                                                      2004      2003      2002      2004       2003       2002   2004  2003   2002
Interest margin analysis as a % of average earning
assets
Assets
Securities:
US Gov't & agencies                                 $ 25,466  $ 23,795   $28,271  $   911    $   882    $ 1,379  3.6%  3.7%   4.9%
State and political subdivisions*                     32,839    30,865    29,451    2,152      2,126      2,133  6.6%  6.9%   7.2%
Other securities                                       6,465     6,462     5,614      186        207        238  2.9%  3.2%   4.2%
                                                    --------  --------  --------  -------    -------    -------  ---   ---    ---
Total investment securities                           64,770    61,122    63,336    3,249      3,215      3,750  5.0%  5.3%   6.6%

Federal funds sold                                     7,595    14,196     7,300       97        151        117  1.3%  1.1%   1.6%
Loans:
Commercial loans*                                    103,291    97,389    93,008    6,418      6,312      6,433  6.2%  6.5%   6.9%
Real estate mortgages                                 25,368    27,422    25,844    1,458      1,752      1,963  5.7%  6.4%   7.6%
Consumer loans                                        33,024    30,197    29,579    1,965      2,047      2,293  6.0%  6.8%   7.8%
                                                    --------  --------  --------  -------    -------    -------  ---   ---    ---
Total loans                                          161,683   155,008   148,431    9,841     10,111     10,689  6.1%  6.5%   7.2%
                                                    --------  --------  --------  -------    -------    -------  ---   ---    ---

Total average earning assets                        $234,048  $230,326  $219,067   13,187     13,477     14,556  5.6%  5.9%   6.6%
                                                    ========  ========  ========  -------    -------    -------  ---   ---    ---
Total average assets                                $252,847  $247,978  $236,227
                                                    ========  ========  ========
Interest bearing liabilities:
Deposits:

NOW account deposits                                $ 65,392  $ 63,181  $ 67,003      524        460        857  0.8%  0.7%   1.3%
Savings deposits                                      54,748    54,525    45,801      335        437        650  0.6%  0.8%   1.4%
Time deposits over $100,000                           14,158    12,681    11,932      425        422        470  3.0%  3.3%   3.9%
Other time deposits                                   43,249    44,606    45,826    1,216      1,454      1,825  2.8%  3.3%   4.0%
                                                    --------  --------  --------  -------    -------    -------  ---   ---    ---
Total deposits                                       177,547   174,993   170,562    2,500      2,773      3,802  1.4%  1.6%   2.2%
Other borrowed funds                                   2,022                           63
Federal funds purchased                                  143         -        13        2          -          -    -     -      -
                                                    --------  --------  --------  -------    -------    -------  ---   ---    ---
Total interest bearing liabilities                   179,712   174,993   170,575    2,565      2,773      3,802  1.4%  1.6%   2.2%
                                                                                  -------    -------    -------  ---   ---    ---

Demand deposits                                       40,096    39,554    35,399
Other liabilities                                      2,961     2,643     2,155
Stockholders' equity                                  30,078    30,788    28,098
                                                    --------  --------  --------
Total liabilities and stockholders' equity          $252,847  $247,978  $236,227
                                                    ========  ========  ========

Interest expense as a % of average earning assets                                                                1.1%  1.2%   1.7%
                                                                                                                 ---   ---    ---
Net interest margin/net interest yield as a %
  of average earning assets                                                       $10,622    $10,704    $10,754  4.5%  4.6%   4.9%
                                                                                  =======    =======    =======  ===   ===    ===
Net interest yield as a % of average assets                                                                      4.2%  4.3%   4.6%
                                                                                                                 ===   ===    ===

* A tax adjustment of $775, $781 and $825 has been added to 2004, 2003 and 2002 income respectively to reflect the impact of a 34% Federal income tax rate in each year. Non accruing loans are reported in their related categories and reduce the related yields.

Table II. The dollar amounts of changes in interest income and interest expense are presented in the accompanying table. The change in volume is calculated by multiplying the change in volume by the old rate. The change in rate is calculated by multiplying the change in rate by the old volume. The change in rate volume is calculated by multiplying the change in rate by the change in volume.


                                                       2004 vs 2003                                 2003 vs 2002
                                        Change     Change      Change                Change     Change      Change
                                         in          in          in         Total       in        in          in          Total
Rate/volume variance analysis           Volume      Rate     Rate/volume             Volume      Rate     Rate/volume
Assets

Securities:

US Gov't & agencies                    $    62    $   (31)     $    (2)    $    29   $  (218)  $  (331)     $    52      $  (497)
State and political subdivisions           136       (103)          (7)         26       102      (104)          (5)          (7)
Other securities                             -        (21)           -         (21)       36       (58)          (9)         (31)
                                       -------    -------      -------     -------   -------   -------      -------      -------
Total investment securities                198       (155)          (9)         34       (80)     (493)          38         (535)

Federal funds sold                         (70)        30          (14)        (54)      111       (39)         (38)          34
Loans:
Commercial loans                           383       (261)         (16)        106       303      (405)         (19)        (121)
Real estate mortgages                     (131)      (176)          13        (294)      120      (312)         (19)        (211)
Consumer loans                             192       (250)         (24)        (82)       48      (288)          (6)        (246)
                                       -------    -------      -------     -------   -------   -------      -------      -------
Total loans                                444       (687)         (27)       (270)      471    (1,005)         (44)        (578)
                                       -------    -------      -------     -------   -------   -------      -------      -------

Total average earning assets               572       (812)         (50)       (290)      502    (1,537)         (44)      (1,079)
                                       -------    -------      -------     -------   -------   -------      -------      -------

Interest bearing liabilities:

NOW account deposits                        16         46            2          64       (49)     (369)          21         (397)
Savings deposits                             2       (103)          (1)       (102)      124      (283)         (54)        (213)
Time deposits over $100,000                 49        (41)          (5)          3        30       (73)          (5)         (48)
Other time deposits                        (44)      (200)           6        (238)      (49)     (331)           9         (371)
                                       -------    -------      -------     -------   -------   -------      -------      -------
Total deposits                              23       (298)           2        (273)       56    (1,056)         (29)      (1,029)
Other borrowed funds                                                63          63
Federal funds purchased                      -          -            2           2         -         -            -            -
                                       -------    -------      -------     -------   -------   -------      -------      -------
Total interest bearing liabilities          23       (298)          67        (208)       56    (1,056)         (29)      (1,029)
                                       -------    -------      -------     -------   -------   -------      -------      -------

Net Interest Income                    $   549    $  (514)     $  (117)    $   (82)  $   446   $  (481)     $   (15)     $   (50)
                                       =======    =======      =======     =======   =======   =======      =======      =======

II.   Investment Portfolio

A. Book values of the investment portfolio (000's)


                                                       2004       2003        2002
U.S. Treasury securities and obligations of
   U.S. government corporations of agencies          $14,558     $13,035     $ 6,077
Obligations of states and political subdivisions      32,421      32,046      29,377

Other securities                                       5,706       5,777       6,029

Mortgage backed securities                             9,761      14,396      17,788
                                                     -------     -------     -------
  Total securities                                   $62,446     $65,254     $59,271
                                                     =======     =======     =======

B. Maturity distribution of the investment portfolio.


           2004                     Book Value
                                      (000's)   Yield (%)

US Government securities
Maturity distribution:
One year or less                      $ 1,266     5.33
Over one year through five years       13,292     3.64
Over five years through ten years           -        -
Over ten years                              -

State and political subdivisions*
Maturity distribution:
One year or less                        2,189     6.96
Over one year through five years       14,053     6.11
Over five years through ten years      15,955     6.17
Over ten years                            224     6.03

Mortgage-backed securities              9,761     3.68

Other securities                        5,706     2.41
    *Yields are presented on a Federal tax equivalent basis and are adjusted for a 34% income tax basis.

III. Loan Portfolio
A. Types of loans

                           2004         2003         2002         2001         2000
Commercial               $ 18,080     $ 21,060     $ 19,925     $ 17,470     $ 21,176
Commercial Mortgage        67,505       57,810       52,321       46,072       33,186
Real Estate Mortgage       32,604       37,164       39,246       38,499       40,687
Installment                36,902       35,156       30,121       24,083       25,253
Construction               12,243       10,524       13,702       16,929       16,674
                         --------     --------     --------     --------     --------
   Total Loans           $167,334     $161,714     $155,315     $143,053     $136,976
                         ========     ========     ========     ========     ========

B. Maturities and sensitivities of loans to changes in interest rates as of December 31, 2004 (000's).

Commercial Loans
Fixed rate loans with a maturity of:
Three months or less                                                 $       984
Over three months through twelve months                                      460
One year through five years                                                2,837
Over five years                                                              386
                                                                     -----------
Total fixed rate loans                                                     4,667
Floating rate loans with a repricing frequency of:
Quarterly or more frequently                                              13,413
                                                                     -----------
Total commercial loans                                               $    18,080
                                                                     ===========

Commercial Real estate mortgages
Fixed rate loans with a maturity of:
Three months or less                                                 $     1,129
Over three months through twelve months                                    5,827
One year through five years                                               48,101
Over five years                                                            1,148
                                                                     -----------
Total fixed rate loans                                                    56,205

Floating rate loans with a repriceing frequency of :
Quarterly or more frequently                                              11,300
                                                                     -----------
Total commercial loans                                               $    67,505
                                                                     ===========

Real estate construction loans
Fixed rate loans with a maturity of:
Three months or less                                                 $       525
Over three months through twelve months                                    1,565
One year through five years                                                    -
Over five years                                                                -
                                                                     -----------
Total fixed rate loans                                                     2,090
Floating rate loans with a repriceing frequency of :
Quarterly or more frequently                                              10,153
                                                                     -----------
Total commercial loans                                               $    12,243
                                                                     ===========

C. Risk Elements

1. Non accrual, past due, and restructured loans (000's)

                                             12/31/04   12/31/03   12/31/02   12/31/01   12/31/00
Loans 90 days past due and still accruing
Commercial loans                              $    -     $   37     $  801     $   19     $    5
Real estate loans                                  -         79          -         80          -
Installment loans                                  -         30         28         72         69
                                              ------     ------     ------     ------     ------
   Total loans 90 days pas due                $    -     $  146     $  829     $  171     $   74
                                              ======     ======     ======     ======     ======

Non accruing loans
Commercial loans                              $  625     $  597     $  458     $  577     $1,177
Real estate loans                                  -        151          -         85        163
Installment loans                                 65                   101        108        225
                                              ------     ------     ------     ------     ------
   Total non accruing loans                   $  690     $  748     $  559     $  770     $1,565
                                              ======     ======     ======     ======     ======

There were no restructured loans.

For the year ended 2004, if the loans reported as non accrual had earned at the contracted interest rate, $43,300 of interest income would have been recorded. No interest income was recorded on these loans in 2004.

The Corporation places loans on a non accruing status when management feels that a significant risk of non-repayment exists. Criteria for evaluating risk include the borrowers' payment histories, past due status, and financial condition. Loans on which the required payment of principal or interest has not been received within 90 days of the due date are placed on nonaccrual status.

2. Potential problem loans

Management has not identified any potential problem loans where circumstances indicate that a loan may be reported under Item III.C.1.

Foreign outstandings

Not applicable

3. Loan concentrations

As of December 31, 2004, there were no loan concentrations other than those categories already reported that exceed 10% of total loans.

D. Other interest bearing assets

As of December 31, 2004, there was no other interest bearing asset that would have been classified 90 days past due and still accruing if it were a loan.

IV. Summary of Loan Loss Experience

A. Analysis of allowance for loan losses (000's)

                                                   2004        2003        2002        2001        2000
Balance at beginning of the period                $2,136      $2,165      $2,139      $1,951      $1,913
Charge offs:
Commercial                                            97          17          12          28         172
Real estate                                            -           3           -           -           -
Installment                                           55          73         113          77          91
Construction                                           -           -           -           -           -
                                                  ------      ------      ------      ------      ------
   Total charge offs                                 152          93         125         105         263

Recoveries:
Commercial                                            10           5           2          87          42
Real estate                                            -           -           -           -           -
Installment                                           18          24          19          11          19
Construction                                           -           -           -           -           -
                                                  ------      ------      ------      ------      ------
   Total recoveries                                   28          29          21          98          61
                                                  ------      ------      ------      ------      ------
Net charge offs                                      124          64         104           7         202
Provision charged to earnings                          -          35         130         195         240

                                                  ------      ------      ------      ------      ------
Balance at the end of the period                  $2,012      $2,136      $2,165      $2,139      $1,951
                                                  ======      ======      ======      ======      ======
Ratio of net charge offs during the period to
  average loans during the period                   0.08%       0.04%       0.07%       0.01%       0.15%

Net charged off loans totaled $124,000 during 2004. One commercial credit composed $85,000 of the net charged off loans. The balance of the charged off amounts continue to be deficiency balances related to the repossession on Consumer credits. Management's review of these credits indicates that risks assumed at the time the loans were made appear to be reasonable. Continued low losses in the loan portfolio and moderate growth in the loan portfolio enabled management to conclude that funding of the reserve for loan losses was not necessary in 2004.

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

Net charged off loans totaled $7,000 for 2001. Two commercial loans from a number of years previously were recovered, one as a result of final settlements of legal action and the other as a result of the economic recovery of the borrower. Consumer loans continued to experience losses as collateral values deteriorate faster than estimates. Recoveries of consumer loans continue to develop as a result of bankruptcy and judgment proceedings

Net charged off loans totaled $202,000 for 2000. Two commercial loans accounted for $112,000 of the net charged off loans. One loan was the result of the legal resolution of a long standing collection effort and the second resulted from the charge down of a loan to an appraised real estate value. Installment loans charged off declined as a result of increased collection and underwriting vigilance.

B. Allocation of the allowance for loan losses (000's)

                                                        Real
                                         Commercial    estate
Balances:                    Commercial   Mortgage    Mortgage  Installment  Construction  Unallocated      Total
December 31, 2004             $    212    $    790    $    143    $    500     $     88      $    279      $  2,012
   % of loans in category         10.8%       40.3%       19.5%       22.1%         7.3%                      100.0%
December 31, 2003             $    414    $    737    $    212    $    131     $    100      $    542      $  2,136
   % of loans in category         13.0%       35.8%       23.0%       21.7%         6.5%                      100.0%
December 31, 2002             $    259    $    682    $     43    $    122     $     95      $    964      $  2,165
   % of loans in category         12.8%       33.7%       25.3%       19.4%         8.8%                      100.0%
December 31, 2001             $    240    $    632    $     15    $    289     $     95      $  1,500      $  2,139
   % of loans in category         12.2%       32.2%       26.9%       16.8%        11.8%                       99.9%
December 31, 2000             $    255    $    398    $     30    $    159     $    124      $    985      $  1,951
   % of loans in category         15.5%       24.2%       29.7%       18.4%        12.2%                      100.0%

V.    Deposits

A. Refer to Item I of the Guide 3 statistical disclosures for a presentation of the information required by this item.

B.    Not applicable

C.    Not applicable

D.    Maturities of time certificates of deposits of $100,000 or more. (000's)

Three months or less                      $ 2,903
Over three through six months               2,050
Over six months through twelve months       2,976
Over twelve months                          6,965
                                          -------
                                          $14,894
                                          =======

E.    Not applicable

VI.   Return on Equity and Assets

                                2004      2003      2002
Return on assets (%)            1.44      1.47      1.62
Return on equity (%)            12.0      11.9      13.6
Dividend payout ratio (%)       46.2      44.5      39.2
Equity to assets ratio (%)      11.9      12.6      12.2

VI.  Short-term Borrowings

Not applicable

ITEM 2.  PROPERTY

The following is a tabulation of facilities owned by the Bank. All property is used in the delivery of services to the customer base. Over the past few years, all properties have been appropriately reviewed and upgraded or remodeled to continue providing quality service to our customers

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Refer to Page 17 of the accompanying Annual Report to Stockholders

ITEM 6. SELECTED FINANCIAL DATA

Refer to Page 16 of the accompanying Annual Report to Stockholders, except for:
(000's)

                     2004         2003         2002         2001         2000
Total Assets       $253,261     $248,662     $240,316     $232,195     $225,258
Long Term Debt        3,060            -            -            -            -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICY AND ESTIMATES

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and the Company follows general practices within the industries in which it operates. At times, the application of these principles requires Management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. These assumptions, estimates and judgments are based on information available as of the date of the financial statements. As this information changes, the financial statements could reflect different assumptions, estimates and judgments. Certain policies inherently have a greater reliance on assumptions, estimates and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Examples of critical assumptions, estimates and judgments are when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not required to be recorded at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability must be recorded contingent upon a future event.

All significant accounting policies followed by the Company are presented in
Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the notes to the consolidated financial statements and in the management discussion and analysis of financial condition and results of operations, provide information on how significant assets and liabilities are valued and how those values are determined for the financial statements. Based on the valuation techniques used and the sensitivity of financial statement amounts to assumptions, estimates and judgments underlying those amounts, management has identified the determination of the Allowance for Loan and Lease Losses (ALLL) as the accounting area that requires the most subjective or complex judgments, and as such could be the most subject to revision as new information becomes available.

The ALLL represents management's estimate of credit losses inherent in the Bank's loan portfolio at the report date. The estimate is a composite of a variety of factors including past experience, collateral value, and the general economy. ALLL includes a specific portion, a formula driven portion, and a general nonspecific portion. The collection and ultimate recovery of the book value of the collateral, in most cases, is beyond our control.

For more information regarding the estimates and calculations used to establish the ALLL, please see Note 1 to the consolidated financial statements provided herewith.

EARNINGS

Major components of the operating result of the Corporation are presented in the accompanying table, Summary of Operations. A discussion of these results is presented in greater detail in subsequent pages.

Summary of Operations

                                                     2004       2003        2002        2001        2000
Interest income                                    $12,413     $12,696     $13,731     $15,052     $15,578
Interest expense                                     2,565       2,774       3,802       5,583       6,460
                                                   -------     -------     -------     -------     -------
Net interest income                                  9,848       9,922       9,929       9,469       9,118
Provision for possible loan losses                       -          35         130         195         240
                                                   -------     -------     -------     -------     -------
Net interest income after provision for
   possible loan losses                              9,848       9,887       9,799       9,274       8,878
Other income                                         3,016       2,813       2,731       2,482       2,245
Other expense                                        8,134       7,926       7,507       7,091       6,693
                                                   -------     -------     -------     -------     -------
Income before provision for Federal income tax       4,730       4,774       5,023       4,665       4,430
Provision for Federal income tax                     1,108       1,123       1,207       1,150       1,129
                                                   -------     -------     -------     -------     -------
Net income                                         $ 3,622     $ 3,651     $ 3,816     $ 3,515     $ 3,301
                                                   =======     =======     =======     =======     =======

Per share:
Net income                                         $  3.18     $  3.08     $  3.22     $  2.96     $  2.78
                                                   =======     =======     =======     =======     =======
Dividends declared                                 $  1.47     $  1.37     $  1.26     $  3.65     $  1.04
                                                   =======     =======     =======     =======     =======

Summary of Operations 2004 by quarter

                                                   4th qtr    3rd qtr    2nd qtr    1st qtr
Interest income                                    $3,234     $3,070     $3,074     $3,035
Interest expense                                      711        645        593        616
                                                   ------     ------     ------     ------
Net interest income                                 2,523      2,425      2,481      2,419
Provision for possible loan losses                      -          -          -          -
                                                   ------     ------     ------     ------
Net interest income after provision for
   possible loan losses                             2,523      2,425      2,481      2,419
Other income                                          862        678        818        658
Other expense                                       1,964      2,035      2,099      2,036
                                                   ------     ------     ------     ------
Income before provision for Federal income tax      1,421      1,068      1,200      1,041
Provision for Federal income tax                      361        236        285        226
                                                   ------     ------     ------     ------
Net income                                         $1,060     $  832     $  915     $  815
                                                   ======     ======     ======     ======

Per share:
Net Income                                         $ 0.95     $ 0.74     $ 0.80     $ 0.69
                                                   ======     ======     ======     ======

Dividends declared                                 $ 0.67     $ 0.27     $ 0.27     $ 0.26
                                                   ======     ======     ======     ======

Summary of Operations 2003 by quarter

                                                   4th qtr    3rd qtr    2nd qtr    1st qtr
Interest income                                    $3,077     $3,063     $3,249     $3,307
Interest expense                                      631        660        728        755
                                                   ------     ------     ------     ------
Net interest income                                 2,446      2,403      2,521      2,552
Provision for possible loan losses                      -          5         15         15
                                                   ------     ------     ------     ------
Net interest income after provision for
   possible loan losses                             2,446      2,398      2,506      2,537
Other income                                          707        757        691        658
Other expense                                       1,984      2,029      1,972      1,941
                                                   ------     ------     ------     ------
Income before provision for Federal income tax      1,169      1,126      1,225      1,254
Provision for Federal income tax                      276        257        290        300
                                                   ------     ------     ------     ------
Net income                                         $  893     $  869     $  935     $  954
                                                   ======     ======     ======     ======

Per share:

Net Income                                         $ 0.75     $ 0.73     $ 0.79     $ 0.81
                                                   ======     ======     ======     ======
Dividends declared                                 $ 0.65     $ 0.24     $ 0.24     $ 0.24
                                                   ======     ======     ======     ======

Net interest income

The Federal Reserve Corporation's Open Market Committee increased rates twenty five basis points five times during the last six months of 2004. Deposit, loan and securities yields declined during the year as instruments renewed at lower rates during the first six months of the year. Customers continued to choose the traditional deposit categories such as Every Day Interest Statement Savings accounts and Money Market Deposit accounts. Commercial loan demand moderated during the year with balances falling early in the year and gaining strength late in the year. Stable rates reduced borrower demand to refinance mortgages. Increasing short term interest rates in the last two quarters had minimal impact on mortgage rates and demand continued to be weak. The market for traditional consumer loans continues to shrink as car leases, 0% financing from the auto finance companies and home equity loans remain popular. Home equity lines of credit continue to be a replacement for the traditional consumer loan. The Corporation's interest margin declined during 2004. The return on average earning assets declined .3% while the total deposit cost dropped .2%. Interest expense as a percent of average earning assets declined .1%. The Bank's net interest yield on a Federal tax equivalent (FTE) basis was 4.2% in 2004 compared to 4.3% in 2003. The Corporation continues to monitor rate sensitive assets and rate sensitive liabilities to maintain margins in different rate environments.

Provision for possible loan losses

Management realizes that loan losses cannot be predicted with absolute certainty. The Corporation adheres to a loan review procedure that identifies loans that may develop into problem credits. The adequacy of the reserve for possible loan losses is evaluated against the listings that result from the review procedure, historical net loan loss experience, current loan volumes, the level and composition of nonaccrual, past due and renegotiated or reduced rate loans, current and anticipated economic conditions and an evaluation of each borrower's credit worthiness. Based on these factors, management determines the amount of the provision for possible loan losses needed to maintain an adequate reserve for possible loan losses. The amount of the provision for possible loan losses is recorded as current expense and may be greater or less than the actual net charged off loans.

Activity related to the reserve for loan losses resulted in net charged off loans of $124,000 in 2004. Net charged off loans recorded in 2003 were $64,000. Provisions for possible loan losses were $0 in 2004 and $35,000 for 2003. The ratio of reserve for possible loan losses to gross loans equaled 1.2% and 1.3% in 2004 and 2003, respectively.

Non-interest income

Non-interest income is composed of trust department income, service charges on deposit accounts, fees for providing other services to customers, gains on securities sales and other income. Non-interest income increased 7.2% during 2004. Trust income increased .07% as a result primarily of market gains in the fourth quarter. Service fees on deposit accounts increased 10.7% as a result of the introduction of the Courtesy Overdraft Service. Customers have responded positively to this payment of limited overdrafts to customers that handle their accounts in an appropriate manner. Other income categories increased 1.1%.Gains on sale of mortgages and mortgage servicing rights income dropped off significantly as a result of low demand for refinancing, but this was offset by gains on the sale of other real estate as a number of loan problems were settled in the Corporations favor. The Corporation served as landlord of the Lyric Mall, a downtown office complex acquired a number of years ago as settlement for a loan. A buyer appeared in 2004 and the Corporation accepted the reasonable offer.

Non-interest expense

Major components of non-interest expense are salaries and employee benefits, occupancy and equipment expenses and other operating expenses. Total non-interest expense increased 2.6% during 2004. Personnel expense increased 3.7% compared to 9.6% in 2003. Occupancy expenses increased 9.2% as a result of remodeling expenses and increased costs of software related to the introduction of Internet banking. Other expenses declined 3.6% for the year. Legal expenses and loan and collection expenses were reduced in 2004.

FINANCIAL CONDITION

Average assets for the Corporation totaled $ 253,847,000, $247,978,000, and $236,227,000 in 2004, 2003 and 2002 respectively. The 2.4% growth in average assets follows a 5.0% growth in 2003. Average loans grew 4.3% while average interest bearing deposits grew 1.5%. The average securities portfolio increased by 5.8%. Accordingly, short term Federal funds investments decline 46.5% on average. Average earning assets grew 1.7% compared to average total deposit growth of 1.4%.

Liquidity

The Corporation generated most of its cash flow from operating activities in 2005. Increases in the loan portfolio absorbed the net proceeds of maturities and calls in the investment portfolio and increased deposits. Remaining cash flow funded dividends to the Stockholders and payments on a note to Comerica Bank, resulting in a slight increase in Cash and Cash Equivalents.

The anticipated requirements of the Corporation can be met by upstreaming dividends from the subsidiary Bank. Refer to footnote 9 of the accompanying financial statements for a discussion of the restrictions on undivided profits of the subsidiary. The Bank's historical performance and strong capital ratios reflect the continued ability to provide the required cash flows. The anticipated cash needs of the Corporation are for the payment of annual dividends to current stockholders, the payment of principal and interest on a loan with Comerica Bank and the minimal expenses of the Corporation. Anticipated payments on the loan total $170,000 plus accrued interest each quarter. Dividends upstreamed to the Corporation were $2,086,000 in 2004 and $1,649,000 in 2003.

The estimated market value of U.S. Government securities and U.S. Agency securities available-for-sale totaled 10.6% of total deposits on December 31, 2004. The percentage for 2003 was 11.8%. The Corporation is able to meet normal demands for liquidity through loan repayments, securities payments and deposit growth. The Bank maintains a liquidity plan for use in the event of unforeseen liquidity problems. The plan incorporates prearranged lines of credit and a plan for the liquidation of certain types of assets if the liquidity problem continued beyond the time that normal cash flows would meet the demand.

CAPITAL

The Corporation has 573 stockholders representing 1,118,315 shares of common stock. Refer to page 16 of the Corporation's Annual Report for a discussion of the market for this stock.

The Corporation's return on average equity totaled 12.0% for 2004 and 11.9% in 2003. Effective December 31, 1993, the Corporation is required to maintain capital in excess of 8% of risk-weighted assets as defined by the Federal Reserve Board. The Corporation's capital to risk-weighted asset ratio was 17.8% on December 31, 2004 and was 19.5% on December 31, 2003. Refer to footnote 12 of the accompanying financial statements for a tabular presentation of the Corporation's capital adequacy.

The Corporation paid quarterly cash dividends and paid a special dividend in December 2004 and in 2003. Cash dividends totaled $1,662,000 in 2004 and $1,625,000 in 2003. Dividends per share equaled $1.47 in 2004 and $1.37 in 2003.
The Corporation normally pays dividends at a rate between 35% to 50% of net income. The Corporation expects to pay dividends in that range in the future.

The Corporation redeemed 68,157 shares of common stock from the estate of its largest stockholder during 2004. The Corporation arranged a loan with Comerica Bank to fund this purchase. The shares purchased were retired. The Corporation did not issue any authorized shares of stock in 2004 or 2003.

OFF - BALANCE SHEET ARRANGEMENTS

Refer to foot note 11 on page 13 of the Annual Report to Stockholders for a discussion of the Corporation's off-balance sheet activities. The Corporation is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve to varying degrees elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. Unfunded commitments under commercial line of credit and revolving credit line agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized and contain a specified maturity date and might not be drawn upon to the total extent to which the Corporation is committed.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

                                                                PAYMENT DUE BY PERIOD
                                          -------------------------------------------------------------------
                                                      LESS THAN 1     1-3 YEARS   3-5 YEARS     MORE THAN 5
      CONTRACTUAL OBLIGATIONS               TOTAL         YEAR                                     YEARS
-------------------------------------------------------------------------------------------------------------
Long-Term Debt Obligations                $ 3,060         $  680       $ 1,360     $ 1,020                -
-------------------------------------------------------------------------------------------------------------
Capital Lease Obligations                       -
-------------------------------------------------------------------------------------------------------------
Operating Lease Obligations                     -
-------------------------------------------------------------------------------------------------------------
Purchase Obligations                            -
-------------------------------------------------------------------------------------------------------------
Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP                        -
-------------------------------------------------------------------------------------------------------------
Total                                     $ 3,060         $  680       $ 1,360     $ 1,020                -
-------------------------------------------------------------------------------------------------------------

Definitions:

(A) Long-Term Debt Obligation means a payment obligation under long-term borrowings referenced in FASB Statement of Financial Accounting Standards No. 47 Disclosure of Long-Term Obligations (March 1981), as may be modified or supplemented.

(B) Capital Lease Obligation means a payment obligation under a lease classified as a capital lease pursuant to FASB Statement of Financial Accounting Standards No. 13 Accounting for Leases (November 1976), as may be modified or supplemented.

(C) Operating Lease Obligation means a payment obligation under a lease classified as an operating lease and disclosed pursuant to FASB Statement of Financial Accounting Standards No. 13 Accounting for Leases (November 1976), as may be modified or supplemented.

(D) Purchase Obligation means an agreement to purchase goods or services that is enforceable and legally binding on the registrant that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to variations in interest rates, exchange rates, equity price risk and commodity prices. The Company does not maintain a trading account for any class of financial instrument, and is not currently subject to currency exchange rate risk, equity price risk or commodity price risk. The Company's market risk is composed primarily of interest rate risk. The major source of the Company's interest rate risk is the difference in the maturity and repricing characteristics between the Company's core banking assets and liabilities -- loans and deposits. This difference, or mismatch, poses a risk to net interest income. Most significantly, the Company's core banking assets and liabilities are mismatched with respect to repricing frequency, maturity and/or index. Most of the Company's commercial loans, for example, reprice rapidly in response to changes in short-term interest. In contrast, many of the Company's consumer deposits reprice slowly, if at all, in response to changes in market interest rates.

The Company's Senior Management is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by senior management are approved by the Company's Board of Directors. The primary goal of the asset/liability management function is to maximize net interest income within the interest rate risk limits set by approved guidelines. Techniques used include both interest rate gap management and simulation modeling that measures the effect of rate changes on net interest income and market value of equity under different rate scenarios. The interest rate gap analysis schedule quantifies the asset/liability static sensitivity as of December 31, 2004.

Rate sensitivity analysis (000's), December 31, 2004

Repricing period in days          0-30       31-90        91-180        181-365         0-365      0ver 365

Rate sensitive assets (RSA):
Federal fund sold              $ 3,500    $      -      $      -      $       -     $   3,500      $      -
Investment securities            4,916       1,405         1,811          4,889        13,021        51,436
Loans                           53,634       1,839         3,092         13,188        71,753        95,581
                               -------    --------      --------      ---------     ---------      --------
   Total rate sensitive assets  62,050       3,244         4,903         18,077        88,274       147,017
Rate sensitive liabilities
(RSL):
Demand deposits                 33,463           -             -              -        33,463        31,303
Savings deposits                21,573           -             -              -        21,573        32,607
Time deposits                    6,175       5,980         9,708         10,041        31,904        25,349
                               -------    --------      --------      ---------     ---------      --------
   Total rate sensitive
liabilities                     61,211       5,980         9,708         10,041        86,940        89,259

Repricing gap (RSA-RSL)        $   839    $ (2,736)     $ (4,805)     $   8,036     $   1,334      $ 57,758
                               =======    ========      ========      =========     =========      ========
As a percent of capital            2.5%        8.2%        -14.3%          24.0%          4.0%        172.1%
As a percent of total assets       3.3%        1.1%         -1.9%           3.2%          0.5%         22.8%

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

Income rate shock analysis, December 31, 2004

The difference in projected income assuming the following basis point change in rates:

Changes in rates (bp's)                        -300        -200        -100          100       200         300

Change in cash flow                          $   24     $    16      $    8       $   (8)  $   (16)     $  (24)

   As a percent of net int income               0.4%        0.2%        0.1%        -0.1%     -0.2%       -0.4%
   As a percent of net income                   1.0%        0.6%        0.3%        -0.3%     -0.6%       -1.0%
   As a percent of net int income(FTE)          0.2%        0.2%        0.1%        -0.1%     -0.2%       -0.2%
   As a percent of net income (FTE)             0.6%        0.4%        0.2%        -0.2%     -0.4%       -0.6%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Corporation's Independent Auditors Report and Consolidated Financial Statements are incorporated herein by reference to the Corporation's Annual Report (Exhibit 13). Refer to Pages 3-14 of the Annual Report to Shareholders. In addition the Supplementary financial information required by Item 302 of Regulation S-K, selected unaudited quarterly financial data, is included on page 17 of the Corporation's Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES.

Pursuant to Exchange Act Rule 13a-15, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

The information called for under the items within this part is included in County Bank Corp's March 28, 2005 Proxy Statement and is incorporated herein by reference, as follows:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information called for under the items within this part with respect to directors is included in County Bank Corp's March 28, 2005 Proxy Statement at page 3 thereof and is incorporated herein by reference. The following table sets forth the name, age and business experience of each of the executive officers of the Corporation. Each of the executive officers is appointed on an annual basis and serves at the pleasure of the Board.

Executive Officers                  Ages                       Office                      Service
Curt Carter                          60                       Employee                     38 years
  Officer                                        President & Chief Executive Officer       16 years
  Present term                                                                             16 years
Bruce J. Cady                        52                       Employee                      6 years
  Officer                                                  Vice President                   6 years
  Present term                                                                              6 years
Laird A. Kellie                      59                       Employee                     22 years
  Officer                                                     Secretary                    16 years
  Present term                                                                             16 years
Joseph H. Black                      55                       Employee                     15 years
  Officer                                        Treasurer & Chief Financial Officer       15 years
  Present term                                                                             15 years

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

The information contained under the captions "Executive Compensation" and "Compensation Committee Report on Executive Compensation" of the Corporation's 2005 Proxy Statement at pages 4-6 thereof filed with the Securities and Exchange Commission is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER INFORMATION.

The information contained under the captions "ELECTION OF DIRECTORS," and "INFORMATION WITH RESPECT TO NOMINEES" of the Corporation's 2004 Proxy Statement at page 2 thereof filed with the Securities and Exchange Commission is incorporated herein by reference in response to this item.

Share Ownership of Management

                                              Percentage
                                                 of
                                Number        outstanding
Director                      of shares         stock
Dr. David H. Bush              48,600           4.35
Michael H. Blazo               20,012           1.79
Bruce J. Cady                     600           0.05
Curt Carter                     8,388           0.75
Patrick A. Cronin               2,654           0.24
Thomas K. Butterfield          29,200           2.61
James A. Harrington            43,102           3.85
Ernest W. Lefever               1,718           0.15
Tim Oesch                       4,700           0.42
Charles Scheidegger            11,598           1.04
Laird Kellie                      200           0.02

Executive Officers and Directors, as a group, own 170,772 shares or 15.3% of 1,118,315 total outstanding shares of common stock of Corporation as of December 31, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Certain Transactions and Relationships" of the Corporation's 2005 Proxy Statement at page 6 thereof filed with the Securities and Exchange Commission is incorporated herein by reference in response to this item.

ITEM 14. CONTROLS AND PROCEDURES.

The information required by this item is incorporated by reference from "REPORT OF THE AUDIT COMMITTEE" and "RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANT" of the registrant's 2005 proxy statement at pages 9 thereof.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) The following financial statement schedules of the Corporation and Bank are included in the Annual Report to its stockholders for the year ended 2004 and are incorporated herein by reference in Item 8:

Balance Sheets--December 31, 2004 and 2003                                                       Page 3
Statements of Income--years ended December 31, 2004, 2003 and 2002                               Page 5
Statements of Changes in Stockholders' equity -- years ended December 31, 2004, 2003 and 2002    Page 4
Statements of Cash Flows--years ended December 31, 2004, 2003 and 2002                           Page 6
Notes to Financial Statements                                                                    Pages 7-14
Report of Independent Public Accountants dated February 8, 2005                                  Page 15

(a)(2) Financial statement schedules are omitted as they are not required or are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits Required by Item 601 of Regulation SK Reference is made to the
Exhibit Index which appears on page 27 hereof.

(b) Reports on Form 8-K filed or furnished during the fourth quarter of 2004 and through the date of the filing on this Form 10-K

            December 6, 2004 --Form 8-K was filed to report the declaration of the Corporation's quarterly cash dividend.

            March 1, 2005 - Form 8-K was filed to report calendar year 2004 earnings and the declaration of the Corporation's quarterly cash dividend. (c) See (a) (3)

(d) Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           County Bank Corp

                                           /s/ Joseph H. Black
                                           -------------------
                                           By:
                                           Joseph H. Black
                                           Treasurer and Chief Financial Officer
                                           Date: March 25, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                           /s/ Curt Carter
                                           Curt Carter, President and Chief
                                           Executive Officer
                                           Date: March 25, 2005

                                           /s/ Joseph H. Black
                                           Joseph H. Black, Treasurer and Chief
                                           Financial Officer
                                           Date: March 25, 2005

/s/ James F. Harrington
-----------------------
James F. Harrington, Director, Date: March 28, 2005

/s/ Patrick A. Cronin
---------------------
Patrick A. Cronin, Director, Date: March 25, 2005

/s/ Timothy Oesch
-----------------
Timothy Oesch, Director, Date: March 28, 2005

/s/ Thomas K. Butterfield
-------------------------
Thomas K. Butterfield, Director, Date: March 28, 2005

/s/ Ernest W. Lefever
---------------------
Ernest W. Lefever, Director, Date: March 28, 2005

/s/ Michael H. Blazo
--------------------
Michael H. Blazo, Director, March 25, 2005

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

11 Statement regarding computation of per share earnings. (Incorporated by Reference to
                               Note 1 of the 2004 Annual Report).

13                             Annual Report to Shareholders.

21                             List of Subsidiaries. (Incorporated by
                               Reference to 2004 Annual Report).

31(a)    '                     Chief Executive Officer Sarbanes-Oxley Act 302
                               Certification dated March 23, 2005 for Annual
                               Report on Form 10-K for the year ended
                               December 31, 2004.

31(b) Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated March 23, 2005 for Annual Report on Form 10-K for the year ended December 31, 2004.

32(a) Certification Pursuant to 18 U.S.C. Section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32(b) Certification Pursuant to 18 U.S.C. Section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxely Act of 2002.