Form 10-Q
period 2005-03-31
COUNTY BANK CORP
filed 2005-05-13
CIK 830480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                      For the Quarter ended March 31, 2005
                         Commission file number: 0-17482

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

There are 1,118,315 shares of common stock outstanding as of March 31, 2005

                                COUNTY BANK CORP

                                    FORM 10-Q

                      For the Quarter ended March 31, 2005

                                                                                PAGE
PART I: FINANCIAL INFORMATION

     Item 1. Financial Statements

         Balance Sheets-                                                          4

         Statements of Income-                                                    5

         Statement of Cash Flows-                                                 6

         Notes to Financial Statements-                                           7

     Item 2. Management's Discussion and Analysis of
       Financial Condition and the Results of Operations                          8

     Item 3. Quantitative and Qualitative Disclosures about Market Risk          10

     Item 4. Controls and Procedures                                             10

PART II: OTHER INFORMATION

     Item 1. Legal Proceedings                                                   10

     Item 6. Exhibits and Reports of Form 8-K                                    10

All items except those set forth above are inapplicable and have been omitted.

SIGNATURES                                                                       11

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

Part I - Financial Information

Item I - Financial Statements

Introduction to Financial Statements

The consolidated financial statements of County Bank Corp and subsidiary, Lapeer County Bank & Trust Co., have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with financial statements and the notes thereto included in County Bank Corp's Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2004

The financial information presented reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the year.

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

Allowance for Loan Losses. Accounting for loan classifications, accrual status and determination of the allowance for loan losses is based on regulatory guidance. This guidance includes, but is not limited to, generally accepted accounting principles, the uniform retail credit classification and joint policy statement on the allowance for loan losses methodologies issued by the Federal Financial Institutions Council. Accordingly, the allowance for loan losses includes a reserve calculation based on an evaluation of loans determined to be impaired, risk ratings, historical losses, loans past due, and other subjective factors.

CONSOLIDATED FINANCIAL STATEMENTS
BALANCE SHEETS (in thousands)

                                                                March 31   December 31
                                                                  2005        2004
ASSETS

Cash and due from banks                                         $ 10,656    $ 11,293
Investment securities available for sale                          42,268      43,740
Investment securities held to maturity                            19,877      20,176
Other securities                                                     541         541
                                                                --------    --------
   Total investment securities                                    62,686      64,457
Federal funds sold                                                     -       3,500
Loans                                                            170,975     167,334
   Less: Reserve for possible loan losses                          1,991       2,012
                                                                --------    --------
      Net loans                                                  168,984     165,322
Bank premises and equipment                                        6,187       6,067
Interest receivable and other assets                               3,082       2,622
                                                                --------    --------
   TOTAL ASSETS                                                 $251,595    $253,261
                                                                ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Non-interest bearing demand                                  $ 38,043    $ 40,614
   Interest bearing demand                                        64,385      64,766
   Savings                                                        54,129      54,179
   Time                                                           57,191      57,253
                                                                --------    --------
      Total deposits                                             213,748     216,812
Fed funds purchased                                                1,850
Other Borrowed Funds                                               2,890       3,060
Interest payable and other liabilities                             2,657       2,889
                                                                --------    --------
   TOTAL LIABILITIES                                             221,145     222,761
STOCKHOLDERS' EQUITY
Common Stock-$5.00 par value, 3,000,000 shares
  authorized and 1,118,315 shares outstanding in 2005 and 2004     5,591       5,591
Surplus                                                            8,634       8,634
Undivided profits                                                 14,045      13,491
Unrealized gains and losses on securities available for sale       2,180       2,784
                                                                --------    --------

     TOTAL STOCKHOLDERS' EQUITY                                   30,450      30,500
                                                                --------    --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $251,595    $253,261
                                                                ========    ========

CONSOLIDATED INCOME STATEMENTS
(in thousands)

                                              Three months ended
                                                   March 31
                                               2005        2004
INTEREST INCOME
Interest and fees on loans                   $  2,567    $  2,388
Interest on investments: taxable                  278         280
Interest on investments: nontaxable               344         353
Interest on Federal funds sold                     10          14
                                             --------    --------
     TOTAL INTEREST INCOME                      3,199       3,035
INTEREST EXPENSE
   Demand deposits                                221         104
   Savings deposits                                93          93
   Time deposits                                  409         417
   Interest on Federal funds purchased              2           2
Other borrowed funds                               30           -
                                             --------    --------
      TOTAL INTEREST EXPENSE                      755         616
                                             --------    --------
NET INTEREST INCOME                             2,444       2,419
Provision for possible loan losses                  -           -
                                             --------    --------
NET INTEREST INCOME AFTER PROVISION
   FOR POSSIBLE LOAN LOSSES                     2,444       2,419
OTHER INCOME
Service fees on loan and deposit accounts         379         299
Other                                             325         359
                                             --------    --------
     TOTAL OTHER INCOME                           704         658
OTHER EXPENSES
Salaries and employee benefits                  1,279       1,300
Net occupancy expense                             276         255
Other                                             477         481
                                             --------    --------
    TOTAL OTHER EXPENSE                         2,032       2,036
INCOME BEFORE PROVISION FOR FEDERAL
  INCOME TAX                                    1,116       1,041
Provision for Federal income tax                  250         226
                                             --------    --------
NET INCOME                                        866         815
                                             ========    ========

EARNINGS PER SHARE
Net income                                   $   0.77    $   0.69
Cash dividend declared                       $   0.28    $   0.26

STATEMENT OF CASH FLOWS
(in thousands)

                                                           Three months ended
                                                                March 31
                                                          --------------------
                                                            2005        2004
                                                          --------    --------
Cash flows from operating activities
Net income                                                $    866    $    815
Adjustments to reconcile net income to net cash
  provided from operating activities
Depreciation and amortization                                  123          99
Net amortization and accretion of securities                    36          55
Net change in accrued interest receivable and other           (460)       (406)
Net change in accrued interest payable and other                80          21
                                                          --------    --------

Net cash provided by operating activities                      645         584

Cash flows form investing activities
Proceeds from maturities of investment securities: AFS         532       4,050
Proceeds from maturities of investment securities: HTM         288         350
Purchase of investment securities: AFS                           -      (2,000)
Purchase of investment securities: HTM                           -           -
Federal funds purchased                                      1,850           -
Net (increase) decrease in loans                            (3,662)      3,517
Premises and equipment expenditures                           (243)       (267)
                                                          --------    --------

Net cash provided by investing activities                   (1,235)      5,650

Cash flows from financing activities
Net increase (decrease) in interest bearing and
  non-interest bearing demand accounts                      (2,952)        (81)
Net increase (decrease) in savings and time deposits          (112)      1,391
Repayment of long term debt                                   (170)          -
Cash dividends paid                                           (313)       (308)
                                                          --------    --------

Net cash provided from by financing activities              (3,547)      1,002
                                                          --------    --------

Net increase (decrease) in cash and equivalents             (4,137)      7,236
Cash and equivalents at beginning of year                   14,793      14,072
                                                          --------    --------

Cash and equivalents at end of period                     $ 10,656    $ 21,308
                                                          ========    ========

Cash paid for:
Interest                                                  $    719    $    612
Income taxes                                                     -           -

NOTE 1. INVESTMENTS
(in thousands)

The carrying amount and approximate market value of securities held to maturity were as follows

                                                                    March 31, 2005
                                                                   Gross        Gross     Estimated
                                                    Amortized   Unrealized   Unrealized     Market
                                                       Cost        Gains       Losses       Value
                                                    ---------   ----------   ----------   ---------
Obligations of states and political subdivisions    $ 18,569     $    602     $     46    $ 19,125
Mortgage-backed securities                             1,308           14            -       1,322
                                                    --------     --------     --------    --------
  Total                                             $ 19,877     $    616     $     46    $ 20,447
                                                    ========     ========     ========    ========

The carrying amount and approximate market value of securities held to maturity were as follows

                                                                     December 31,2004
                                                                    Gross         Gross      Estimated
                                                    Amortized    Unrealized    Unrealized      Market
                                                       Cost         Gains        Losses        Value
                                                    ---------    ----------    ----------    ---------
Obligations of states and political subdivisions    $ 18,787      $    843      $      5     $ 19,625
Mortgage-backed securities                             1,389            26             1        1,414
                                                    --------      --------      --------     --------
  Total                                             $ 20,176      $    869      $      6     $ 21,039
                                                    ========      ========      ========     ========

The carrying amount and approximate market value of securities available for sale were as follows

                                                                     March 31, 2005
                                                                   Gross        Gross      Estimated
                                                    Amortized    Unrealized   Unrealized     Market
                                                       Cost        Gains        Losses       Value
                                                    ---------    ----------   ----------   ---------
U.S. Government securities and obligations of
  U.S. Government corporations and political
  subdivisions                                      $  14,555    $       -    $     382    $  14,173
Obligations of states and political subdivisions       13,617          315          108       13,824
Corporate securities                                    2,905        3,435            -        6,340
Mortgage-backed securities                              7,887          105           61        7,931
                                                    ---------    ---------    ---------    ---------
  Total                                             $  38,964    $   3,855    $     551    $  42,268
                                                    =========    =========    =========    =========

The carrying amount and approximate market value of securities available for sale were as follows

                                                                   December 31, 2004
                                                                   Gross        Gross      Estimated
                                                    Amortized    Unrealized   Unrealized     Market
                                                       Cost        Gains        Losses       Value
                                                    ---------    ----------   ----------   ---------
U.S. Government securities and obligations of
  U.S. Government corporations and political
  subdivisions                                      $  14,558    $      12    $     119    $  14,451
Obligations of states and political subdivisions       13,634          490           47       14,077
Corporate securities                                    2,905        3,802            -        6,707
Mortgage-backed securities                              8,425          128           48        8,505
                                                    ---------    ---------    ---------    ---------
  Total                                             $  39,522    $   4,432    $     214    $  43,740
                                                    =========    =========    =========    =========

NOTE 2. LOANS
(in thousands)

                                                               3/31/2005    12/31/2004
                                                               ---------    ----------
Commercial                                                     $  15,536    $  18,080
Commercial Real estate mortgage                                   71,473       67,505
Real estate mortgage                                              32,339       32,604
Installment                                                       35,844       36,902
Construction                                                      15,783       12,243
                                                               ---------    ---------

  Total loans                                                  $ 170,975    $ 167,334
                                                               =========    =========

Transactions in the reserve for possible loan losses were as follows for the three months ended March 31:

                                                                   2005         2004
                                                                   ----         ----
Beginning balance at beginning of period                         $  2,012     $  2,136
Provision charged to earnings                                           -            -
Loans charged off                                                      28            9
Recoveries                                                              7            1
                                                                 --------     --------
Balance at end of the period                                     $  1,991     $  2,128
                                                                 ========     ========

Reserve as a percent of total loans                                  1.16%        1.27%

Loans outstanding to executive officers, directors, principal shareholders and their related companies. In the opinion of
management, such loans were made on the same terms and
conditions as those to other borrowers and did not involve
more that the normal risk of collectability                      $  4,940     $  4,228

ITEM 2. MANAGEMENTS' DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

Financial Condition

The Corporation experienced increasing loan demand through the first quarter. Net loans increased $3,662,000 in the first three months. Commercial loan categories increased 3.7% since year end 2004. Mortgage loan balances increased 1.5%. The demand for traditional consumer loans remained soft. Home equity lines of credit increased .9%. Total loans increased 2.2% during the quarter.

Statement and passbook savings deposits increased 1.2% while interest bearing demand deposits decreased .6% during the first three months of the year. The Corporation's Choice product, which offers a short term market rate with check writing privileges increased due to increasing rates but could not offset the decline in other interest bearing demand categories. Balances in non-interest bearing demand accounts declined 6.3%. Time deposits in denominations of $100,000 or more grew 1.6% while time deposits in denominations of less than $100,000, IRA deposits and Money Market Deposit Accounts declined. Total deposit balances declined 1.4% for the period.

Purchase activity in the investment portfolio declined. Cash flow from mortgage backed securities continued at accelerated speeds as a result of low interest rates and refinancing activity. Municipal investments declined as bonds matured. The Corporation used cash generated by the investment portfolio to fund loan demand. The Corporation continues to seek investment opportunities to supplement income but remain liquid enough to meet loan demand.

Capital Resources

The Corporation paid a quarterly dividend of $.28 per share during the first quarter. Strong capital ratios in excess of regulatory requirements enabled the Board of Directors to take this action. The Bank's tier one risk-based capital ratio was 17.4 on March 31, 2005 after payment of dividends to the Corporation. The Corporation's tier one risk-based ratio was 15.8%. Financial institutions are adequately capitalized if this ratio exceeds 4.0% and well capitalized if the ratio exceeds 6.0%. The Corporation is repaying a loan to Comerica Bank acquired during the previous year to retire a portion of stock from the estate of its largest shareholder. The current balance is $2,890,000 and requires a payment of $170,000 plus interest per quarter. The primary use of the Corporation's capital is to support growth.

Results of Operations

Increasing interest rates combined with a declining investment portfolio resulted in a stable interest margin. The Corporation's asset and liability repricing opportunities are closely matched over the short term. Pressure builds from loan customers seeking to lock interest rates for longer terms and deposit customers are more sensitive to competitor's interest rate offerings. The quarterly FTE interest margin as percent of average assets for the first quarter remained at 4.21% from 4.21% in the fourth quarter of 2004. The interest spread was 4.12%. Management anticipates that the Federal Reserve Bank will increase interest rates in the next few quarters and pressure on the interest margin will continue as deposit customers seek a higher return. Loan rates are carefully negotiated to maintain margin, particularly when fixed rate financing is requested. The Corporation's return on average assets was 1.37% during the first quarter. The Corporation introduced Courtesy Overdraft Services in July of 2004, resulting in increased income in service charges on deposit accounts. Other expenses have remained consistent with previous periods as the Corporation continues to emphasize control of non-interest expense.

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

Activity related to the reserve for loan losses resulted in net charged off loans of $11,000 in the first quarter of 2005. Management did not fund the reserve for loan losses based on a strong ratio of loan loss reserve to total loans and stable risk factors in the loan portfolio.

Liquidity

Increased loan demand and declining deposits increased demands on the Corporation's liquidity. Liquidity is required to meet loan demand, retire the Corporation's long term debt and pay dividends to shareholders. The Corporation normally buys or sells Federal funds to balance liquidity. The Corporation maintains lines of credit of $5,000,000 with two correspondent banks to meet short-term liquidity demands. During the quarter, the Corporation occasionally used this credit facility, borrowing a maximum of $2,650,000 one day in January. The Corporation maintains an available for sale portfolio of U.S. Government bonds and U.S. Government Sponsored Agency bonds as additional insurance against liquidity risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation reported market risk detail in its 10-K filing for the year ended December 31, 2004. There have been no events or changes to the Corporations' assets and liabilities that significantly alter those risk disclosures.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.

ITEM 1. LEGAL PROCEEDINGS

The Corporation from time to time is involved in legal proceedings arising in the ordinary course of business, which in aggregate involve amounts that are believed by management to be immaterial to the financial condition of the Corporation. The Corporation is not currently involved in legal proceedings that are of a material nature.

ITEM 6. EXHIBITS AN REPORTS OF FORM 8-K

   A) Exhibits

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

May 13, 2005

                                          COUNTY BANK CORP

                                          /s/Joseph H. Black
                                          --------------------------------------
                                          Joseph H. Black
                                          Treasurer and Chief Financial Officer

                                  EXHIBIT INDEX

EX. NO.                               DESCRIPTION
-------                               -----------
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