Form 10-Q
period 2005-06-30
COUNTY BANK CORP
filed 2005-08-12
CIK 830480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2005

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

There are 1,118,315 shares of common stock outstanding as of June 30, 2005.

                                COUNTY BANK CORP

                                    FORM 10-Q

                       For the Quarter ended June 30, 2005

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

CONSOLIDATED FINANCIAL STATEMENTS
BALANCE SHEETS (in thousands)

                                                                                (Unaudited)
                                                                                  June 30        December 31
                                                                                   2005             2004
ASSETS
Cash and due from banks                                                         $    11,760      $    11,293
Federal funds sold                                                                    3,400            3,500
                                                                                -----------      -----------
   Cash and cash equivalents                                                         15,160           14,793
Investment securities available for sale                                             40,271           43,740
Investment securities held to maturity                                               18,662           20,176
Other securities                                                                        541              541
                                                                                -----------      -----------
   Total investment securities                                                       59,474           64,457
Loans                                                                               173,572          167,334
   Less: Reserve for possible loan losses                                             1,948            2,012
                                                                                -----------      -----------
      Net loans                                                                     171,624          165,322
Bank premises and equipment                                                           6,520            6,067
Interest receivable and other assets                                                  2,833            2,622
                                                                                -----------      -----------
   TOTAL ASSETS                                                                 $   255,611      $   253,261
                                                                                ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
   Non-interest bearing demand                                                  $    39,223      $    40,614
   Interest bearing demand                                                           68,078           64,766
   Savings                                                                           53,613           54,179
   Time                                                                              58,299           57,253
                                                                                -----------      -----------
      Total deposits                                                                219,213          216,812
Other Borrowed Funds                                                                  2,720            3,060
Interest payable and other liabilities                                                2,849            2,889
                                                                                -----------      -----------
   TOTAL LIABILITIES                                                                224,782          222,761
STOCKHOLDERS' EQUITY
Common Stock-$5.00 par value, 3,000,000 shares authorized, 1,118315
outstanding in 2005 and 2004                                                          5,591            5,591
Surplus                                                                               8,634            8,634
Undivided profits                                                                    14,611           13,491
Unrealized gains on securities available
  for sale                                                                            1,993            2,784
                                                                                -----------      -----------
     TOTAL STOCKHOLDERS' EQUITY                                                      30,829           30,500
                                                                                -----------      -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   255,611      $   253,261
                                                                                ===========      ===========

CONSOLIDATED INCOME STATEMENTS
(in thousands)

                                                                             (Unaudited)             (Unaudited)
                                                                         Three months ended       Six months ended
                                                                              June 30                 June 30
                                                                           2005        2004         2005        2004
INTEREST INCOME
Interest and fees on loans                                              $    2,719   $ 2,416    $    5,286   $  4,804
Interest on investments: taxable                                               265       274           544        554
Interest on investments: nontaxable                                            337       361           680        714
Interest on Federal funds sold                                                  20        22            30         37
                                                                        ----------   -------    ----------   --------
     TOTAL INTEREST INCOME                                                   3,341     3,073         6,540      6,109
INTEREST EXPENSE
   Demand deposits                                                             268       103           489        207
   Savings deposits                                                            104        74           197        167
   Time deposits                                                               427       405           836        822
   Interest on Federal funds purchased                                           3         -             5          2
Other borrowed funds                                                            32        11            62         11
                                                                        ----------   -------    ----------   --------
     TOTAL INTEREST EXPENSE                                                    834       593         1,589      1,209
                                                                        ----------   -------    ----------   --------
NET INTEREST INCOME                                                          2,507     2,480         4,951      4,900
Provision for possible loan losses                                               -         -             -          -
                                                                        ----------   -------    ----------   --------
NET INTEREST INCOME AFTER PROVISION
   FOR POSSIBLE LOAN LOSSES                                                  2,507     2,480         4,951      4,900
OTHER INCOME
Service fees on loan and deposit accounts                                      422       306           801        605
Other                                                                          309       513           634        871
                                                                        ----------   -------    ----------   --------
     TOTAL OTHER INCOME                                                        731       819         1,435      1,476
OTHER EXPENSES
Salaries and employee benefits                                               1,315     1,299         2,594      2,599
Net occupancy expense                                                          260       254           536        509
Other                                                                          521       546           998      1,027
                                                                        ----------   -------    ----------   --------
     TOTAL OTHER EXPENSE                                                     2,096     2,099         4,128      4,135
INCOME BEFORE PROVISION FOR FEDERAL
  INCOME TAX                                                                 1,142     1,200         2,258      2,241
Provision for Federal income tax                                               262       285           512        511
                                                                        ----------   -------    ----------   --------
NET INCOME                                                              $      880   $   915    $    1,746   $  1,730
                                                                        ==========   =======    ==========   ========
EARNINGS PER SHARE
Net income                                                              $     0.79   $  0.81    $     1.56   $   1.49
Cash dividend declared                                                  $     0.28   $  0.27    $     0.56   $   0.53

STATEMENT OF CASH FLOWS
(in thousands)

                                                                                      (Unaudited)
                                                                                    Six months ended
                                                                                        June 30
                                                                                  2005           2004
Cash flows from operating activities
Net income                                                                      $   1,746     $    1,730
Adjustments to reconcile net income to net cash
  provided from operating activities
Depreciation                                                                          246            221
Provision for loan losses                                                               -              -
Net amortization and accretion of securities                                           67             80
Net change in accrued interest receivable                                            (211)          (240)
Net change in accrued interest payable and other                                      367            103
                                                                                ---------     ----------

Net cash provided by operating activities                                           2,215          1,894

Cash flows form investing activities
Proceeds from maturities of investment securities: AFS                              2,218          5,670
Proceeds from maturities of investment securities: HTM                              1,500          1,563
Purchase of investment securities: AFS                                                  -         (6,313)
Purchase of investment securities: HTM                                                  -            (76)
Net increase in loans                                                              (6,302)          (624)
Premises and equipment expenditures                                                  (699)          (314)
                                                                                ---------     ----------
Net cash used in investing activities                                              (3,283)           (94)

Cash flows from financing activities
Net increase in interest bearing and
  non-interest bearing demand accounts                                              1,921          1,183
Net increase in savings and time deposits                                             480          1,380
Proceeds from note payable                                                              -          3,472
Repayment of note payable                                                            (340)             -
Stock repurchase                                                                        -         (3,472)
Cash dividends paid                                                                  (626)          (610)
                                                                                ---------     ----------

Net cash provided by financing activities                                           1,435          1,953
                                                                                ---------     ----------

Net increase in cash and equivalents                                                  367          3,753
Cash and equivalents at beginning of year                                          14,793         14,072
                                                                                ---------     ----------

Cash and equivalents at end of period                                           $  15,160     $   17,825
                                                                                =========     ==========
Cash paid for:
Interest                                                                        $   1,500     $    1,199
Income taxes                                                                    $     262     $      478

NOTE 1. INVESTMENTS
(in thousands)

The carrying amount and approximate market value of securities held to maturity were as follows

                                                                   June 30, 2005
                                                                       Gross         Gross       Estimated
                                                       Amortized    Unrealized     Unrealized     Market
                                                         Cost         Gains          Losses        Value
Obligations of states and political subdivisions       $  17,430      $  590         $   11      $  18,009

Mortgage-backed securities                                 1,232          19              -          1,251
                                                       ---------      ------         ------      ---------
  Total                                                $  18,662      $  609         $   11      $  19,260
                                                       =========      ======         ======      =========

The carrying amount and approximate market value of securities held to maturity were as follows

                                                                   December 31, 2004
                                                                      Gross         Gross       Estimated
                                                       Amortized    Unrealized    Unrealized      Market
                                                         Cost         Gains       Losses          Value
Obligations of states and political subdivisions       $  18,787      $   843        $    5      $  19,625

Mortgage-backed securities                                 1,389           26             1          1,414
                                                       ---------      -------        ------      ---------
  Total                                                $  20,176      $   869        $    6      $  21,039
                                                       =========      =======        ======      =========

The carrying amount and approximate market value of securities available for sale were as follows

                                                                              June 30, 2005
                                                                                  Gross           Gross      Estimated
                                                                 Amortized       Unrealized     Unrealized      Market
                                                                   Cost            Gains          Losses        Value
U.S. Government securities and obligations of
  U.S. Government corporations and political subdivisions        $  13,554     $        -       $    200     $  13,354

Obligations of states and political subdivisions                    13,595            397             46        13,946

Corporate securities                                                 2,905          3,520            707         5,718

Mortgage-backed securities                                           7,197            101             45         7,253
                                                                 ---------     ----------       --------     ---------
  Total                                                          $  37,251     $    4,018       $    998     $  40,271
                                                                 =========     ==========       ========     =========

The carrying amount and approximate market value of securities available for sale were as follows

                                                                            December 31, 2004
                                                                                   Gross        Gross       Estimated
                                                                 Amortized      Unrealized    Unrealized      Market
                                                                   Cost            Gains        Losses        Value
U.S. Government securities and obligations of
  U.S. Government corporations and political subdivisions        $  14,558        $      12     $    119     $  14,451

Obligations of states and political subdivisions                    13,634              490           47        14,077

Corporate securities                                                 2,905            3,802           --         6,707

Mortgage-backed securities                                           8,425              128           48         8,505
                                                                 ---------        ---------     --------     ---------
  Total                                                          $  39,522        $   4,432     $    214      $ 43,740
                                                                 =========        =========     ========     =========

NOTE 2. LOANS
(in thousands)

                                              6/30/2005    12/31/2004
Commercial                                    $  16,297    $   18,080
Commercial Real estate mortgage                  74,779        67,505
Real estate mortgage                             31,659        32,604
Installment                                      35,177        36,902
Construction                                     15,660        12,243
                                              ---------    ----------

  Total loans                                 $ 173,572    $  167,334
                                              =========    ==========

Transactions in the reserve for possible loan losses were as follows for the six months ended June 30:

                                                                 2005      2004
Beginning balance at beginning of period                        $2,012    $2,136

Provision charged to earnings                                        -         -

Loans charged off                                                   83         9

Recoveries                                                          19         1
                                                                ------    ------
Balance at end of the period                                    $1,948    $2,128
                                                                ======    ======

Reserve as a percent of total loans                               1.12%     1.27%

Loans outstanding to executive officers, directors, principal   $5,154    $4,228
shareholders and their related companies.  In the opinion of management, such loans were made on the same terms and
conditions as those to other borrowers and did not involve
more that the normal risk of collectability

ITEM 2. MANAGEMENTS' DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

Financial Condition

The Corporation experienced increasing loan demand through the first two quarters. Net loans increased $6,302,000 in the first six months. Commercial real estate loans grew $7,274,000. Commercial loans declined $1,783,000 while installment loans declined $1,725,000. These declines were offset by increases in construction loans of $3,417,000. Mortgages declined $945,000. This demand reflects activity in the market, although management has run several promotions in both installment loan categories and mortgage loan categories in an attempt to maintain market share.

Interest bearing and non-interest bearing demand accounts comprise ordinary checking and NOW accounts and the Bank's proprietary Choice account (an interest bearing savings account indexed to the Treasury bill auction with checking privileges). Balances in these accounts increased $1,921,000 during the first two quarters primarily the result of increased balances in the Choice product. Statement savings accounts, money market deposit accounts, IRA accounts and certificates of deposits make up the category Time and savings deposits. These balances grew $480,000 by June 30th after having declined $112,000 during the first quarter. This follows a seasonal pattern of decline in the first quarter of any year and increases in the remaining quarters. The Bank has introduced a new line of personal checking accounts during the second quarter to strengthen and increase its market share.

Purchase activity in the investment portfolio ceased during the first two quarters. Cash flow from mortgage backed securities continued at accelerated speeds as a result of low interest rates. Municipal investments declined as bonds matured. The Corporation used cash generated by the investment portfolio to fund loan demand. The Corporation continues to seek investment opportunities to supplement income but remain liquid enough to meet loan demand.

The Corporation is expanding its branch location on the south side of Lapeer that handles the largest volume. The Attica Branch, the third oldest branch location, is being remodeled. At the same time, the Corporation continues to upgrade and expand its technology capabilities.

Capital Resources

The Corporation paid a quarterly dividend of $.28 per share during each of the first two quarters. Strong capital ratios in excess of regulatory requirements enabled the Board of Directors to take this action. The Bank's tier one risk-based capital ratio was 17.3 on June 30, 2005 after payment of dividends to the Corporation. The Corporation's tier one risk-based ratio was 15.9%. Financial institutions are adequately capitalized if this ratio exceeds 4.0% and well capitalized if the ratio exceeds 6.0%. The Corporation is repaying a loan to Comerica Bank acquired during the previous year to retire a portion of stock from the estate of its largest shareholder. The current balance is $2,720,000 and requires a payment of $170,000 plus interest per quarter. The primary use of the Corporation's capital is to support growth.

Results of Operations

Increasing interest rates combined with increased loan demand, moderate deposit growth and a declining investment portfolio resulted in an improved interest margin. The quarterly FTE interest margin as percent of average assets for the second quarter was 4.29%, up slightly from 4.21% in the first quarter of 2005. The quarterly return on average assets for 2004 was 4.18% during the first quarter and 4.24% during the second quarter. The interest spread was 4.12% during the first and second quarters of 2005. Management anticipates that the Federal Reserve Bank will increase interest rates in the next few quarters and pressure on the interest margin will continue as deposit customers seek a higher return. Loan rates are carefully negotiated to maintain margin, particularly when fixed rate financing is requested. The Corporation's return on average assets was 1.38% during the second quarter compared to 1.37% in the first quarter of 2005. During 2004, return on average assets was 1.30% during the first quarter and 1.45% during the second quarter. The Corporation introduced Courtesy Overdraft Services in July of 2004, resulting in increased income in service charges on deposit accounts. During the first two quarters of 2004, the Bank received substantial income from the sale of two properties in Other Real Estate owned. Other expenses have remained consistent with previous periods as the Corporation continues to emphasize control of non-interest expense.

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

Activity related to the reserve for loan losses resulted in net charged off loans of $64,000 in the two quarters of 2005. Management did not fund the reserve for loan losses based on a strong ratio of loan loss reserve to total loans and stable risk factors in the loan portfolio.

Liquidity

Liquidity is required to meet loan demand, retire the Corporation's long term debt and pay dividends to shareholders. Increased loan demand was met by maturities in the bond portfolio and increased deposits. Cash provided by operations funded increased investment in fixed assets, debt reduction and dividends to shareholders. The Corporation normally buys or sells Federal funds to balance liquidity. The Corporation maintains lines of credit of $5,000,000 with two correspondent banks to meet short-term liquidity demands. During the quarter, the Corporation occasionally used this credit facility, borrowing a maximum of $2,650,000 one day in January. The Corporation maintains an available for sale portfolio of U.S. Government bonds and U.S. Government Sponsored Agency bonds as additional insurance against liquidity risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation reported market risk detail in its 10-K filing for the year ended December 31, 2004. There have been no events or changes to the Corporations' assets and liabilities that significantly alter those risk disclosures.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

A) Exhibits

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

August 12, 2005

                                           COUNTY BANK CORP

                                           /s/ Joseph H. Black
                                           -------------------------------------
                                           Joseph H. Black
                                           Treasurer and Chief Financial Officer

                                  EXHIBIT INDEX

EX. NO.                                                  DESCRIPTION
-------                        ----------------------------------------------------------------
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