Form 10-Q
period 2005-09-30
COUNTY BANK CORP
filed 2005-11-14
CIK 830480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2005

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

Yes   X   No
    -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes       No   X
    -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes       No   X
                                     -----    -----

Indicate the number of shares outstanding as of each of the issuer's classes of common stock, as of the latest practicable date.

There are 1,118,315 shares of common stock outstanding as of September 30, 2005.

                                COUNTY BANK CORP

                                    FORM 10-Q

                    For the Quarter ended September 30, 2005

                                                                            PAGE
                                                                            ----
PART I: FINANCIAL INFORMATION
   Item 1.   Financial Statements
             Balance Sheets-                                                  4
             Statements of Income-                                            5
             Statement of Cash Flows-                                         6
             Notes to Financial Statements-                                   7
   Item 2.   Management's Discussion and Analysis of Financial Condition
                and the Results of Operations                                 8
   Item 3.   Quantitative and Qualitative Disclosures about Market Risk      10
   Item 4.   Controls and Procedures                                         10

PART II: OTHER INFORMATION
   Item 1.   Legal Proceedings                                               10
   Item 5.   Other Matters                                                   10
   Item 6.   Exhibits and Reports of Form 8-K                                11

All items except those set forth above are inapplicable and have been omitted.

SIGNATURES                                                                   12

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

CONSOLIDATED FINANCIAL STATEMENTS
BALANCE SHEETS (in thousands)

                                                  (Unaudited)
                                                 September 30   December 31
                                                     2005           2004
                                                 ------------   -----------
ASSETS
Cash and due from banks                            $ 11,996       $ 11,293
Federal funds sold                                      550          3,500
   Cash and cash equivalents                         12,546         14,793
Investment securities available for sale             39,356         43,740
Investment securities held to maturity               18,524         20,176
Other securities                                        541            541
                                                   --------       --------
   Total investment securities                       58,421         64,457
Loans                                               178,582        167,334
   Less: Reserve for possible loan losses             1,914          2,012
                                                   --------       --------
      Net loans                                     176,668        165,322
Bank premises and equipment                           6,606          6,067
Interest receivable and other assets                  3,114          2,622
                                                   --------       --------
   TOTAL ASSETS                                    $257,355       $253,261
                                                   ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
   Non-interest bearing demand                     $ 40,972       $ 40,614
   Interest bearing demand                           69,409         64,766
   Savings                                           50,789         54,179
   Time                                              59,287         57,253
                                                   --------       --------
      Total deposits                                220,457        216,812
Other borrowed funds                                  2,550          3,060
Interest payable and other liabilities                3,018          2,889
                                                   --------       --------
   TOTAL LIABILITIES                                226,025        222,761

STOCKHOLDERS' EQUITY
Common Stock-$5.00 par value, 3,000,000 shares
   authorized and 1,118,315 shares outstanding        5,591          5,591
Surplus                                               8,634          8,634
Undivided profits                                    15,238         13,490
Unrealized gains and losses on securities
   available for sale                                 1,867          2,785
                                                   --------       --------
   TOTAL STOCKHOLDERS' EQUITY                        31,330         30,500
                                                   --------       --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $257,355       $253,261
                                                   ========       ========

CONSOLIDATED INCOME STATEMENTS
(in thousands)

                                                (Unaudited)         (Unaudited)
                                            Three months ended   Nine months ended
                                               September 30         September 30
                                            ------------------   -----------------
                                               2005     2004       2005      2004
                                              ------   ------    -------   -------
INTEREST INCOME
Interest and fees on loans                    $2,891   $2,419    $ 8,177   $7,223
Interest on investments: taxable                 263      276        807      830
Interest on investments: nontaxable              329      351      1,009    1,065
Interest on Federal funds sold                    26       24         56       61
                                              ------   ------    -------   ------
      TOTAL INTEREST INCOME                    3,509    3,070     10,049    9,179

INTEREST EXPENSE
   Demand deposits                               340      137        829      344
   Savings deposits                              103       78        300      245
   Time deposits                                 456      406      1,292    1,228
   Federal funds purchased                         1       --          6        2
   Other borrowed funds                           31       24         93       35
                                              ------   ------    -------   ------
      TOTAL INTEREST EXPENSE                     931      645      2,520    1,854
                                              ------   ------    -------   ------

NET INTEREST INCOME                            2,578    2,425      7,529    7,325
Provision for possible loan losses                --       --         --       --
                                              ------   ------    -------   ------
NET INTEREST INCOME AFTER PROVISION
   FOR POSSIBLE LOAN LOSSES                    2,578    2,425      7,529    7,325
OTHER INCOME
Service fees on loan and deposit accounts        438      372      1,239      977
Other                                            334      306        968    1,177
                                              ------   ------    -------   ------
      TOTAL OTHER INCOME                         772      678      2,207    2,154

OTHER EXPENSES
Salaries and employee benefits                 1,386    1,313      3,980    3,912
Net occupancy expense                            256      248        792      757
Other                                            476      474      1,474    1,511
                                              ------   ------    -------   ------
      TOTAL OTHER EXPENSE                      2,118    2,035      6,246    6,180

INCOME BEFORE PROVISION FOR FEDERAL
   INCOME TAX                                  1,232    1,068      3,490    3,229
Provision for Federal income tax                 292      236        804      737
                                              ------   ------    -------   ------
NET INCOME                                       940      832      2,686    2,562
                                              ======   ======    =======   ======

EARNINGS PER SHARE
Net income                                    $ 0.84   $ 0.74    $  2.40   $ 2.24
Cash dividend declared                        $ 0.28   $ 0.27    $  0.84   $ 0.80

STATEMENT OF CASH FLOWS
(in thousands)

                                                             (Unaudited)
                                                          Nine months ended
                                                            September 30
                                                         ------------------
                                                           2005       2004
                                                         --------   -------
Cash flows from operating activities
Net income                                               $  2,686   $ 2,562
Adjustments to reconcile net income to net cash
   provided from operating activities
Depreciation                                                  369       332
Provision for loan losses                                      --        --
Net amortization and accretion of securities                   97       163
Net change in accrued interest receivable                    (492)     (387)
Net change in accrued interest payable and other              603       129
                                                         --------   -------
Net cash provided by operating activities                   3,263     2,799

Cash flows form investing activities
Proceeds from maturities of investment securities: AFS      2,917     7,732
Proceeds from maturities of investment securities: HTM      1,631     2,541
Purchase of investment securities: AFS                         --    (8,828)
Purchase of investment securities: HTM                         --       (76)
Net (increase) decrease in loans                          (11,346)   (2,360)
Premises and equipment expenditures                          (908)     (333)
                                                         --------   -------
Net cash provided from (used in) investing activities      (7,706)   (1,324)

Cash flows from financing activities
Net increase (decrease) in interest bearing and
   non-interest bearing demand accounts                     5,001       249
Net increase (decrease) in savings and time deposits       (1,356)   (1,059)
Proceeds from issuance of long term debt                       --     3,431
Repayment of long term debt                                  (510)     (201)
Payment to repurchase common stock                             --    (3,431)
Cash dividends paid                                          (939)     (912)
                                                         --------   -------
Net cash provided from (used in) financing activities       2,196    (1,923)
                                                         --------   -------

Net increase (decrease) in cash and equivalents            (2,247)     (448)
Cash and equivalents at beginning of year                  14,793    14,072
                                                         --------   -------
Cash and equivalents at end of period                    $ 12,546   $13,624
                                                         ========   =======

Cash paid for:
Interest                                                 $  2,457   $ 1,843
Income taxes                                             $    130   $   498

NOTE 1. INVESTMENTS
(in thousands)

The carrying amount and approximate market value of securities held to maturity were as follows

                                                                  September 30, 2005
                                                   -----------------------------------------------
                                                                  Gross        Gross     Estimated
                                                   Amortized   Unrealized   Unrealized     Market
                                                      Cost        Gains       Losses       Value
                                                   ---------   ----------   ----------   ---------
Obligations of states and political subdivisions    $17,363      $  992        $ 6        $18,349
Mortgage-backed securities                            1,161          36         --          1,197
                                                    -------      ------        ---        -------
   Total                                            $18,524      $1,028        $ 6        $19,546
                                                    =======      ======        ===        =======

The carrying amount and approximate market value of securities held to maturity were as follows

                                                                   December 31, 2004
                                                   -----------------------------------------------
                                                                  Gross        Gross     Estimated
                                                   Amortized   Unrealized   Unrealized     Market
                                                      Cost        Gains       Losses       Value
                                                   ---------   ----------   ----------   ---------
Obligations of states and political subdivisions    $18,787       $843          $5        $19,625
Mortgage-backed securities                            1,389         26           1          1,414
                                                    -------       ----         ---        -------
   Total                                            $20,176       $869          $6        $21,039
                                                    =======       ====         ===        =======

The carrying amount and approximate market value of securities available for sale were as follows

                                                                  September 30, 2005
                                                   -----------------------------------------------
                                                                  Gross        Gross     Estimated
                                                   Amortized   Unrealized   Unrealized     Market
                                                      Cost        Gains       Losses       Value
                                                   ---------   ----------   ----------   ---------
U.S. Government securities and obligations of
   U.S. Government corporations and political
      subdivisions                                  $13,552      $   --       $  274      $13,278
Obligations of states and political subdivisions     13,578         317           62       13,833
Corporate securities                                  2,905       3,601          790        5,716
Mortgage-backed securities                            6,493          81           45        6,529
                                                    -------      ------       ------      -------
   Total                                            $36,528      $3,999       $1,171      $39,356
                                                    =======      ======       ======      =======

The carrying amount and approximate market value of securities available for sale were as follows

                                                                   December 31, 2004
                                                   -----------------------------------------------
                                                                  Gross        Gross     Estimated
                                                   Amortized   Unrealized   Unrealized     Market
                                                      Cost        Gains       Losses       Value
                                                   ---------   ----------   ----------   ---------
U.S. Government securities and obligations of
   U.S. Government corporations and political
      subdivisions                                  $14,558      $   12        $119       $14,451
Obligations of states and political subdivisions     13,634         490          47        14,077
Corporate securities                                  2,905       3,802          --         6,707
Mortgage-backed securities                            8,425         128          48         8,505
                                                    -------      ------        ----       -------
   Total                                            $39,522      $4,432        $214       $43,740
                                                    =======      ======        ====       =======

NOTE 2. LOANS
(in thousands)

                                  9/30/2005   12/31/2004
                                  ---------   ----------
Commercial                         $ 16,528    $ 18,080
Commercial Real estate mortgage      77,546      67,505
Real estate mortgage                 33,909      32,604
Installment                          35,079      36,902
Construction                         15,520      12,243
                                   --------    --------
   Total loans                     $178,582    $167,334
                                   ========    ========

Transactions in the reserve for possible loan losses were as follows for the nine months ended September 30:

                                                                   2005     2004
                                                                  ------   ------
Beginning balance at beginning of period                          $2,012   $2,136
Provision charged to earnings                                         --       --
Loans charged off                                                    124      129
Recoveries                                                            26       16
                                                                  ------   ------
Balance at end of the period                                      $1,914   $2,023
                                                                  ======   ======
Reserve as a percent of total loans                                 1.07%    1.23%
Loans outstanding to executive officers, directors, principal shareholders and their related companies.  In the opinion of management, such loans were made on the same terms and
   conditions as those to other borrowers and did not involve
   more that the normal risk of collectability                    $5,308   $4,559

ITEM 2. MANAGEMENTS' DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

Financial Condition

The Corporation experienced increasing loan demand through the first three quarters. Net loans increased $11,346,000 in the first nine months. Commercial real estate loans grew $10,041,000. Commercial loans declined $1,552,000 while installment loans declined $1,823,000. These declines were offset by increases in construction loans of $3,277,000. Mortgages increased $1,305,000. The Bank has increased its mortgage loan portfolio by selecting and holding quality mortgages rather than selling them in the secondary market. Management has run several promotions in both installment loan categories and mortgage loan categories in an attempt to maintain market share.

Interest bearing and non-interest bearing demand accounts comprise ordinary checking and NOW accounts and the Bank's proprietary Choice account (an interest bearing savings account indexed to the Treasury bill auction with checking privileges). Balances in these accounts increased $5,001,000 during the first three quarters, $3,080,000 in the third quarter, primarily the result of increased balances in the Choice product. Statement savings accounts, money market deposit accounts, IRA accounts and certificates of deposits make up the category Time and Savings deposits. These balances declined $1,356,000 by the end of the third quarter. Customers moved to more rate sensitive investments in response to the increasing rate environment. The Bank has introduced a new line of personal checking accounts during the second quarter to strengthen and increase its market share.

Purchase activity in the investment portfolio ceased during the first three quarters. Cash flow from mortgage backed securities continued at accelerated speeds as a result of low interest rates. Municipal investments declined as bonds matured. The Corporation used cash generated by the investment portfolio and increases in interest bearing and non-interest bearing demand accounts to fund loan demand.

The Corporation continues to invest in its branch locations to meet the service demands of its customer base. At the same time, the Corporation continues to upgrade and expand its technology capabilities. The Corporation invested $908,000 in these projects during the first three quarters of 2005.

Capital Resources

The Corporation paid a quarterly dividend of $.28 per share during each of the first three quarters. Strong capital ratios in excess of regulatory requirements enabled the Board of Directors to take this action. The Bank's tier one risk-based capital ratio was 17.2 on September 30, 2005 after payment of dividends to the Corporation. The Corporation's tier one risk-based ratio was 15.9%. Financial institutions are adequately capitalized if this ratio exceeds 4.0% and well capitalized if the ratio exceeds 6.0%. The Corporation is repaying a loan to Comerica Bank acquired during the previous year to retire a portion of stock from the estate of its largest shareholder. The current balance is $2,550,000 and requires a payment of $170,000 plus interest per quarter. The primary use of the Corporation's capital is to support growth.

Results of Operations

Increasing interest rates combined with increased loan demand, moderate deposit growth and a declining investment portfolio resulted in an improved interest margin. The quarterly FTE interest margin as percent of average assets for the third quarter was 4.35%, up slightly from 4.29% in the second quarter of 2005. The quarterly return on average assets for 2004 was 4.19% during the third quarter and 4.24% during the second quarter. The interest spread was 4.24% during the third quarter of 2005. Management anticipates that the Federal Reserve Bank will increase interest rates in the next few quarters and pressure on the interest margin will continue as deposit customers seek a higher return. Loan rates are carefully negotiated to maintain margin, particularly when fixed rate financing is requested. The Corporation's return on average assets was 1.46% during the third quarter compared to 1.38% in the second quarter of 2005. During 2004, return on average assets was 1.32% during the third quarter and 1.45% during the second quarter. The Corporation introduced Courtesy Overdraft Services in July of 2004, resulting in increased income in service charges on deposit accounts. During the first two quarters of 2004, the Bank received substantial income from the sale of two properties in Other Real Estate owned, these one time gains were not repeated in 2005. Other expenses have remained consistent with previous periods as the Corporation continues to emphasize control of non-interest expense.

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

Activity related to the reserve for loan losses resulted in net charged off loans of $98,000 during the first three quarters of 2005. Management did not fund the reserve for loan losses based on the previously described review.

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

ITEM 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.

ITEM 1. LEGAL PROCEEDINGS

The Corporation from time to time is involved in legal proceedings arising in the ordinary course of business, which in aggregate involve amounts that are believed by management to be immaterial to the financial condition of the Corporation. The Corporation is not currently involved in legal proceedings that are of a material nature.

ITEM 5. OTHER MATTERS

On October 7, 2005 the Corporation filed a Schedule 13E-3 and a Preliminary Proxy Statement on Schedule 14A. The purpose of the proxy statement is to solicit votes to effect two stock split transactions that will reduce the number of County Bank Corp holders of record to fewer than 300, the level at which

County Bank Corp is required to continue to file periodic reports with the SEC. As a result, if completed, County Bank Corp intends to terminate the registration of its stock with the SEC.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

A) Exhibits

Exhibit No.                           Description
-----------                           -----------
EX-31.1       Certification of Chief Executive Officer

EX-31.2       Certification of Chief Financial Officer

EX-32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

November 14, 2005

                                        COUNTY BANK CORP


                                        /s/ Joseph H. Black
                                        ----------------------------------------
                                        Joseph H. Black
                                        Treasurer and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                           Description
-----------                           -----------
EX-31.1       Certification of Chief Executive Officer

EX-31.2       Certification of Chief Financial Officer

EX-32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002